Form 10-K
period 2025-12-31
Leef Brands Inc.
filed 2026-03-26
CIK 1711141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Leef Brands, Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	2833	98-1653633
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Suite 2500 Park Place

666 Burrard Street

Vancouver, BC V6C 2X8, Canada

(416) 797-6455

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 25, 2026 there were 266,227,997 shares of the registrant’s Common Shares and 0 shares of the registrant’s Preferred Shares outstanding.

The aggregate market value of the Common Shares and Preferred Shares (on an as converted basis, based on the closing price of these common shares on the Canadian Stock Exchange) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $25,762 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Registration Statement on Form 10 (No. 000-56824) to the extent stated herein under the heading “History of the Company.”

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2026 Annual General Meeting of Shareholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2025, the end of the registrant’s fiscal year.

LEEF BRANDS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LEEF” refer to Leef Brands Inc. together with its wholly-owned subsidiaries.

Currency

Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “potential,”, “risk,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

ii

PART I

ITEM 1.	BUSINESS

Our Company

Leef Brands, Inc. (Formerly Icanic Brands Company Inc.) was incorporated on September 15, 2011, under the laws of the province of British Columbia and is registered extra-provincially under the laws of Ontario. The Company is a cannabis branded products manufacturer based in California. LEEF is a public company whose common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “LEEF”.

On April 20, 2022, the Company acquired all of the common shares of LEEF Holdings, Inc. (“LEEF”). LEEF is a cannabis extraction company located in the state of California and provides bulk concentrate to cannabis brands in the state of California. LEEF’s manufacturing capabilities include a 12,000 square foot extraction and manufacturing facility with significant throughput and distillate extraction capability. Core manufacturing competencies include ethanol extraction (Type 6 manufacturing license), hydrocarbon extraction (Type 7 manufacturing license), and solventless extraction. LEEF received a 179.9 acre cultivation land use permit, which will result in it owning one of the largest cannabis cultivation sites in the state of California.

Our Business

LEEF Brands, Inc. (“LEEF,” “we,” “our” or the “Company”) is a vertically integrated cannabis extraction and manufacturing operator based in California. The Company is focused on the production and sale of bulk cannabis concentrates to leading brands in the California and New York cannabis markets. With cutting-edge processing facilities and a large-scale cultivation strategy, LEEF supports both B2B partnerships and brand-driven concentrate supply. We operate three primary production lines: ethanol (distillate oil), hydrocarbon, and solventless extraction. Our business model centers on supplying high-quality cannabis concentrates to other brands and retailers in the recreational cannabis market.

Since acquiring a 1,900-acre property in Santa Barbara County in 2023, LEEF has built a vertically integrated cannabis platform spanning cultivation, extraction, and manufacturing. LEEF’s initial 57 acres of cultivation planted in 2025 on Salisbury Canyon Ranch mark a pivotal shift—allowing LEEF to grow its own biomass and reduce input costs by an estimated 40–60%; full-scale cultivation is anticipated to reach 179.9 acres by the fall of 2026.

On the extraction front, the Company operates state-of-the-art closed-loop facilities capable of producing more than 1 million pounds of concentrates annually. In early 2025, it executed expansions across all three extraction lines—ethanol (+66%), solventless (+50%), and hydrocarbon (+38%). According to the California Cannabis Market Outlook 2024 Report (commissioned by the California Department Cannabis Control), the regulated (licensed) cannabis segment continues to supply approximately 40 % of the total cannabis consumption in California, with the balance met by unlicensed sources. Industry sources estimate that California’s legal cannabis retail market in 2024 approached USD $4.66 billion. A third-party market research provider (Stellar MR) estimates that in 2024, flowers accounted for ~57 % of market value, with concentrates ~42%. Based on a projected growth trajectory (e.g. from Grand View Research’s implied CAGR of 9.4 % from 2024 onward), we believe the California legal cannabis market for 2025 may exceed USD 6.5 billion (which implies continued growth in downstream demand for concentrates).

In this context, our 2025 bulk concentrate-based (extracts, oils, vapors) sales to California and New York brands of USD $31.3 million highlight our positioning in a high-value segment of a multi-billion dollar market.

LEEF’s revenue model centers on bulk B2B concentrate supply, providing extracted products to major brands across California and New York. While the California cannabis market has experienced significant price compression in recent years, putting downward pressure on average selling prices and gross margins, the Company grew revenue 22% in 2025 to $34.8 million by expanding B2B volume and entering the New York market. To address margin pressure, the Company commenced cultivation at its Salisbury Canyon Ranch property, bringing key portions of its biomass supply chain in-house. The impact was immediate and measurable — gross margins expanded from 27% in 2024 to 30% in 2025, with the second half of the year reaching 41%. Vertical integration of cultivation and extraction is expected to continue reducing input costs and enhancing gross margins as production at the Ranch scales toward its full 179.9 licensed acres.

In becoming a vertically integrated cannabis enterprise, we now own our own cultivation operation, continue to operate advanced extraction facilities, and focus on our largest revenue stream of B2B concentrate sales. With cost-efficient cultivation, growing throughput, the expectation of strong financial performance, and the ability to generate considerable asset value, LEEF is well-positioned to capitalize on scaling opportunities across California and beyond.

In December 2024, the Company adopted a Bitcoin treasury strategy as part of its broader capital allocation policy. Rather than deploying cash reserves to purchase Bitcoin directly, the Company accumulates Bitcoin organically through its operations — accepting BTC as payment in both its B2B concentrate transactions and at its retail location. We believe Bitcoin will appreciate over time and that growing our Bitcoin holdings through the course of ordinary business activity is a low-friction way to strengthen our balance sheet and build a strategic reserve asset without diverting free cash flow from operations. Our Bitcoin holdings are secured in institutional-grade cold storage and are intended to be held on a long-term basis.

Our brands include the following:

LEEF Brands

LEEF Brands, Inc. is a California-based, vertically integrated cannabis holding company that owns and operates a complete supply-chain — from cultivation and extraction to retail and white-label manufacturing — under its portfolio.

●	Advanced extraction facility
●	Large-scale cultivation ranch
●	CBD Wellness line

LEEF Labs

LEEF Labs is a California and New York based, vertically integrated cannabis extraction and manufacturing company.

●	Large-scale ethanol, hydrocarbon, and solventless extraction to produce wholesale:

●	Concentrates
●	Distillates
●	Edibles
●	White-label services

LEEF Organics

Leef Organics is a CBD wellness line that can be purchased online at leeforganics.com or in select retailers across North America including the Ritz Carlton and many other spas and hospitality locations.

●	Products include:

●	Recover CBD Roll on
●	The Chill CBD Balm
●	The Exfoliant CBD Body Scrub
●	Revive CBD Balm
●	Wild Crafted CBD Skin Oil Mini

SCRSB

Salisbury Canyon Ranch is a private, 1,900-acre property located in the Cuyama Valley of Santa Barbara County, California. With 179.9 licensed acres of cannabis canopy under cultivation, the ranch serves as both a large-scale cultivation facility and an exclusive lodging and event venue. By reservation only via salisburycanyonranch.com.

●	Large-scale cannabis cultivation
●	The property offers a variety of accommodations
●	Private stays
●	Corporate retreats
●	Team-building events

Principal Products and Markets

Our principal products are bulk cannabis concentrates, including distillate oils, live resin, and rosin. We primarily sell to cannabis brands that will take our concentrates and develop branded products. We currently operate in California and New York, which represent two of the largest regulated cannabis markets in the United States.

Distribution Methods

We sell our products directly to licensed cannabis brands, which incorporate our concentrates into finished goods sold through licensed retailers. The Company has one retail location, The Leaf at El Paseo in Palm Desert, California. The retail location does not provide material revenue to the Company.

New Products and Services

We hold a Type 1 Processor (Adult-Use) license in New York, which authorizes us to perform the full suite of cannabis processing operations including extraction from raw biomass, blending and infusing extracts into end products, and packaging, labeling, and branding (or entering into white-label contracts). Under New York’s Marijuana Regulation and Taxation Act (MRTA) and implementing rules, processors are permitted to acquire cannabis from licensed cultivators, process it into derivative products, and sell into the licensed distribution channel (and may hold a distributor license for their own product). The license is valid for a fixed term (e.g. two years), at which point it must be renewed, and we must maintain compliance with GMP (Good Manufacturing Practice) standards at our processing facilities throughout the term. We are restricted to only the processing activities approved in our license application, and must adhere continuously to all statutory, regulatory, and guidance requirements.

As of Q4, 2025, the Company has begun limited production in New York and expects to continue to scale operations over the coming months.

Competitive Conditions

The cannabis concentrate market is highly competitive, with numerous private and public companies competing on quality, price, and reliability. We compete primarily with other bulk concentrate manufacturers. We believe our vertically integrated supply chain, including company-owned cultivation, and our reputation for quality and consistency position us competitively within the industry.

Raw Materials and Suppliers

We source cannabis input material, including both dried biomass and fresh-frozen cannabis, for use in our extraction operations. Until early 2025, we purchased cannabis material from multiple farms throughout California. In 2025, the Company commenced cultivation activities at its wholly controlled Salisbury Canyon Ranch property located in Santa Barbara County, California. The Ranch encompasses approximately 1,900 acres in total, of which 179.9 acres are permitted for outdoor cannabis cultivation—representing one of the largest licensed cultivation sites in the county.

The initial development phase in 2025 included planting on approximately 57 canopy acres. Additional phases are planned through 2027, when the full 179.9 acres are expected to be active. When fully planted and producing at targeted yields, the Ranch is expected to provide roughly 80%–90% of the raw cannabis biomass required for the Company’s concentrate production, with the remainder sourced from long-standing third-party cultivation partners.

The property includes irrigation, security, and post-harvest infrastructure sufficient to support current operations. The Company believes that the acreage and facilities are adequate to meet both current and foreseeable cultivation needs. Bringing this supply chain in-house is expected to reduce input costs, improve quality control, and enhance gross margins across the Company’s extraction and manufacturing operations.

Major Customers

We do not have any single customer that represents more than 10% of our revenue; however, we supply concentrates to many of the top brands in California.

Intellectual Property and Contracts

We do not currently own or license any patents, trademarks, or other intellectual property that is material to our operations. We do not have exclusive licenses, franchise rights, royalty agreements, or significant labor contracts.

Government Approvals

We operate under various state and local licenses and approvals, including:

●	California: Type 7 manufacturing license, distribution license, retail license, hemp license, and all applicable municipal permits.

●	New York: Type 1 processor license.

All licenses are active and in good standing.

Regulatory Impact

Our operations are subject to extensive state and local regulations in California and New York. Additionally, as a cannabis business operating in the United States, we are subject to Section 280E of the Internal Revenue Code, which disallows deductions for ordinary business expenses due to the federal classification of cannabis as a Schedule I controlled substance. This has a material impact on our effective tax rate. Potential federal legalization or reclassification of cannabis could eliminate the impact of Section 280E and enable interstate commerce, which may significantly alter competitive dynamics.

Environmental Compliance

We are required to comply with various environmental regulations, including cannabis waste disposal, water usage, and air quality standards. Compliance does not currently result in material costs to our business.

Employees

As of December 31, 2025, we employ approximately 81 full-time employees.

Industry Background

The legal cannabis industry emerged as a response to growing public support for medical and adult-use legalization, along with recognition of its economic potential. The transition from prohibition to regulation has occurred in phases, primarily through state-level reforms. Medical Cannabis is legal in 40 U.S. states and dozens of countries, starting with California’s Prop 215 (1996). Adult-Use (Recreational) is legal in 24+ U.S. states, Canada (2018), Germany (2024), and several LATAM and African nations. Cannabis remains a Schedule I drug under federal law, creating challenges for banking, taxation (280E), and interstate commerce. Rescheduling & SAFE Banking legislation are under consideration, which may accelerate investment and infrastructure growth.

The historical challenges and risks lie in banking, taxation (280E), and interstate commerce being limited. There is regulatory inconsistency and a patchwork of laws across states and countries. The market is facing oversupply and price compression, particularly in mature markets like California and Oregon. There still remains an illicit market competition, which is persisting due to price advantages and limited enforcement. Further the industry has seen capital constraints with public cannabis companies often facing underperformance and funding challenges.

Management believes that the best way to capture this growing market is by aggressively expanding our operations through organic growth, increased multi-state operations, and acquisition. Opportunities lie with future rescheduling to unlock institutional investment and interstate trade, consolidation of the market with M&A and distressed asset acquisitions offering growth paths for strong operators, and demand for low-impact growing methods and traceable supply chains by utilizing sustainability and technology.

Our Competitive Strengths

Our competitive edge in the legal cannabis industry focuses on the Company blending powerful vertical integration, advanced extraction capability, and strategic multi-state growth with savvy cost management. Further our B2B-oriented approach, tech adoption, and what we perceive as undervalued market position make us a strong contender in the cannabis extraction and concentrate space.

Using our cultivation-to-extract model through direct ownership and operation of our 1,900-acre ranch with plans, dramatically cuts biomass costs and boosts margins, giving full supply-chain control. As mentioned later in this annual filing, our strategic cultivation partnerships bring experts to assist with growing and focus on quality as it relates to our extraction business.

Our cultivation process feeds directly into our scaled extraction capacity and technology. We have multi-platform extraction and a closed loop design. Utilizing technology, we enhance yields and reduce the amount of volume prior to extraction and preserve potency, which is highly sought after in the California market.

Our Growth and Marketing Strategy

Our leaders have a shared vision for success. Our management team is among the most diverse in the industry, bringing years of real-world experience, keen insight, and a shared vision to LEEF. We’ve brought together a large group of cannabis product development talent with experience in multiple legal jurisdictions and an operations team with 25+ years of experience scaling cannabis manufacturing businesses.

Focusing on vertical integration through cultivation assets with our Salisbury Canyon Ranch will produce its own biomass—cutting raw material costs by an estimated 40–65% and boosting margin control. Further cultivation partnerships and collaboration with cultivation expertise ensures high-quality supply and operational efficiency. The ownership of the supply chain helps stabilize prices, reduce dependency on external suppliers, and enhance cost control providing strategic payoff.

The elements of our growth strategy start with our commitment to continuous capital reinvestment into our Company, its subsidiaries and our strategic industry partners. We aim to lead by example and set the pace for our industry in order to attract the leading cannabis brands to join us as stakeholders. This is the core that allows stakeholder’s growth in growing markets

By emphasizing supply reliability, product consistency, and thought leadership, LEEF strengthens its brand equity within the industry. With continued focus on capital strategy and supporting sustainable expansion we can mitigate dilution and leverage digital assets. This can further position the Company to methodically scaling extraction and cultivation capacity to tighten margin controls and fuel revenue growth.

The Company combines vertical integration, production scaling, strategic partnerships, disciplined finance, and market positioning into a coherent growth strategy. It’s engineered to thrive as a foundational extraction partner and become a Coast to Coast Multi State Operator (“MSO”) powerhouse.

Risks Associated with Our Business

Our business is subject to numerous risks, which are more fully described in the section entitled “Risk Factors” beginning on page 7 of this annual filing. You should read these risks before you invest in our common shares. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy.

As a result of these risks and other risks described under “Risk Factors,” there is no guarantee that we will experience growth or profitability in the future.

Recent Developments

There are several trends that provide opportunities and risks for the Company:

●	Growing demand from health-conscious individuals, Gen Z, and older adults for low-dose, non-smoking formats (e.g., edibles, tinctures, topicals). As of 2025, 24 US states plus the District of Columbia have legalized recreational cannabis. Consumption among aging adults is rising. There are risks associated with emerging studies showing increased cardiovascular risks—even from non-smoking forms—prompting calls for health warnings and tighter regulation.

●	The mergers and acquisitions market offers growth potential for larger, well-financed firms. As midsize players exit, scale becomes essential. On the contrary, oversupply and saturation in mature markets (e.g., California) is compressing prices—retail prices have fallen ~32% since 2021.

●	Premium, rigorously tested products that guarantee safety (pesticide-free, accurate dosage) can command higher margins, and consumer trust provide manufacturers such as our Company a unique opportunity in an overly saturated market.

●	Potential rescheduling (“Schedule III”) and SAFE Banking Act progress may unlock better financial access and insurance products. Until then, cannabis businesses operate in a cash-heavy environment and face high insurance premiums, limited coverage, and complex regulation.

Our Corporate Information

The Company was founded as Leef Holdings in July 2018 in La Jolla, California. On April 20, 2022, the Company effectively merged with Icanic Brands, Inc, a publicly listed Canadian company and began operating as Leef Brands, Inc., a British Columbia Corporation.

Our principal executive offices are located at Suite 2500 Park Place, 666 Burrard Street Vancouver, BC V6C 2X8, Canada. Our telephone number is 416-797-6455. Our Internet website address is www.leefbrands.com. The information contained on, or that can be accessed through, our website is not a part of this annual filing. We have included our website address in this annual filing solely as an inactive textual reference.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2002. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of an offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this annual filing as the “JOBS Act,” and references in this annual filing to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have elected to adopt certain reduced disclosure requirements for purposes of this annual filing is a part. In addition, for so long as we qualify as an emerging growth company, we expect to take advantage of certain of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the Securities and Exchange Commission, or SEC, and proxy statements that we use to solicit proxies from our stockholders. As a result, the information contained in this annual filing and in our periodic reports and proxy statements may be different than the information provided by other public companies.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for new or revised accounting standards.

For certain risks related to our status as an emerging growth company, see the section titled “Risk Factors—Risks Related to Our Common Shares —We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.”

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 1A.	RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

In addition to the other information provided in this filing, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common shares. All material risks are discussed in this section.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred net losses and cannot assure you that we will achieve or maintain profitable operations.

Our net loss was $17.6 million for the year ended December 31, 2025, and $24.6 million for the year ended December 31, 2024. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased development and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of our product offerings and an increase in customers purchasing our products and services. These expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. To offset these anticipated increased operating expenses, we will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our common shares to decline, resulting in a significant or complete loss of your investment.

We may need to raise additional capital to fund new products and further expand our existing operations.

Based on our current business plan, we believe our current cash, cash equivalents and marketable securities may be sufficient to meet our anticipated cash requirements over at least the next 12 months If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.

We may consider raising additional capital in the future to further expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. We expect that we will need additional liquidity and capital resources through debt and/or equity financings to fulfill our anticipated future product development efforts and product backlog. We may not be able to obtain adequate financing in a timely manner, on commercially reasonable terms or at all. Our failure to raise sufficient capital in a timely manner will restrict our growth and hinder our ability to compete. Our failure to obtain timely and adequate capital could have a material adverse effect on our business, financial condition and results of operations.

No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common shares that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common shares. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our development efforts and adversely affect our business.

Risks Related to Our Common Shares

The price of our common shares has been, and is likely to be, volatile, and you could lose all or part of your investment.

The trading price of our common shares has been, and is likely to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Form 10-K, these factors include, without limitation:

●	competition from existing technologies and products or new technologies and products that may emerge;
●	the loss of customers;
●	actual or anticipated variations in our quarterly operating results;
●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	our cash position;
●	announcement or expectation of additional financing efforts;
●	issuances of debt or equity securities;
●	our inability to successfully enter new markets or develop additional products;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;
●	sales of our common shares by us, or our stockholders, in the future;
●	trading volume of common shares on the OTC;
●	market conditions in our industries;
●	overall performance of the equity markets and general political and economic conditions;
●	introduction of new products or services by us or our competitors;
●	additions or departures of key management, scientific or other personnel;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;
●	changes in the market valuation of similar companies;
●	disputes or other developments related to intellectual property and other proprietary rights;
●	changes in accounting practices;
●	significant lawsuits, including stockholder litigation; and
●	other events or factors, many of which are beyond our control.

Furthermore, the public equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common shares. As a result, you may not realize any return on your investment in us and may lose some or all of your investment.

There is a limited trading market for our common shares.

Although our common shares are listed on the CSE and quoted on the OTC, the OTC is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Capital Market or other national securities exchanges. This may have an adverse impact on the trading and price of our common shares. The CSE also provides significantly less liquidity than U.S. national securities exchanges.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We intend to retain a significant portion of our future earnings, if any, to finance the operations, development and growth of our business. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, only appreciation of the price of our common shares, which may never occur, will provide a return to stockholders.

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common shares may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common shares, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common shares could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this annual filing, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for new or revised accounting standards.

Raising additional capital, including through future sales and issuances of our common shares, or warrants could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

We expect that significant additional capital will be needed in the future to continue our planned operations, including any potential acquisitions, hiring new personnel and continuing activities as an operating public company. To the extent we seek additional capital through a combination of public and private equity offerings and debt financings, our stockholders may experience substantial dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase our common shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. A failure to obtain adequate funds may cause us to curtail certain operational activities, including sales and marketing, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Our issuance of preferred shares could adversely affect the market value of our common shares.

Our board of directors has the authority to cause us to issue, without any further vote or action by the shareholders, preferred shares in one or more series, designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions of any such series of preferred shares, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series subject to the special rights and restrictions set out in our articles, including the limitation that holders of preferred shares shall not, as such, have any right to vote at a general meeting of the Company.

The issuance of shares of preferred shares with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could adversely affect the market price for our common shares by making an investment in the common shares less attractive. For example, investors in the common shares may not wish to purchase common shares at a price above the conversion price of a series of convertible preferred shares because the holders of the preferred shares would effectively be entitled to purchase common shares at the lower conversion price causing economic dilution to the holders of common shares.

Indemnification of our officers and directors may result in substantial expenditures by us.

Our articles require us to indemnify our directors and officers to the fullest extent permitted by British Columbia law. We have entered into indemnification agreements with our directors and officers to provide such indemnification rights. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Under British Columbia law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person: (a) conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and (b) in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, excise taxes and amounts paid in settlement, actually and reasonably incurred by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

Our reporting obligations will be limited under Section 15(d) of the Exchange Act, which may result in reduced transparency for investors.

We do not intend to register our common shares under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we will not be subject to the ongoing reporting requirements applicable to issuers with securities registered under Section 12 of the Exchange Act, including the comprehensive disclosure, proxy solicitation, and beneficial ownership reporting obligations that apply to Exchange Act reporting companies. Instead, we will only be required to comply with the limited reporting obligations under Section 15(d) of the Exchange Act.

Under Section 15(d), we will be required to file periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as long as our reporting obligations remain active. However, unlike a company registered under Section 12, we will not be subject to certain key requirements of the Exchange Act, including:

●	Proxy Rules: We will not be subject to the proxy solicitation rules under Section 14 of the Exchange Act, which means we will not be required to provide stockholders with proxy statements for annual or special meetings of stockholders.

●	Beneficial Ownership Reporting: We will not be subject to the insider reporting and short-swing profit rules under Section 16 of the Exchange Act, which require officers, directors, and significant shareholders (greater than 10%) to report their holdings and transactions in our stock.

●	Stock Exchange and Market Compliance: Since our stock is not registered under Section 12(g), we will not be required to maintain certain corporate governance and disclosure requirements that may otherwise apply to companies with listed securities on a national securities exchange.

Additionally, our obligation to file reports under Section 15(d) may be automatically suspended for any fiscal year if, at the beginning of such year, we have fewer than 300 shareholders of record. If our reporting obligations are suspended, we may cease filing periodic reports, significantly reducing the amount of public information available about our company.

Because of these limited reporting obligations, investors may have less information about our financial condition and business operations compared to companies that are fully registered under Section 12 of the Exchange Act. This reduced level of disclosure could impact investor confidence and the liquidity of our common shares.”

Risks Related to the Industry and the Company’s Business

Cannabis continues to be a controlled substance under the CSA.

In addition to federal regulation, cannabis is also regulated at the state level in the United States. To the Company’s knowledge, there are to date a total of 47 states, plus the District of Columbia, Puerto Rico and Guam that have legalized or decriminalized cannabis in some form (including hemp). Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis and THC continue to be categorized as controlled substances under the CSA and as such, violate federal law in the United States.

The United States Congress has passed appropriations bills each of the last three years that have not appropriated funds for prosecution of cannabis offenses of individuals who are in compliance with state medical cannabis laws. American courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals when those individuals comply with state law relating to approved medical uses. However, because this conduct continues to violate U.S. federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business - even those that have fully complied with state law - could be prosecuted for violations of U.S. federal law. And if Congress restores funding, the government will have the authority to prosecute individuals for violations of the law that took place before received funding under the CSA’s five-year statute of limitations.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, its financial position, operating results, profitability or liquidity or the market price of its Common Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

The approach to the enforcement of Regulated Cannabis laws may be subject to change or may not proceed as previously outlined.

As a result of the conflicting views between states and the federal government regarding cannabis, investments in Regulated Cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed on August 29, 2013 when then Deputy Attorney General, James Cole, authored the 2013 Cole Memorandum addressed to all United States district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes.

The 2013 Cole Memorandum outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. In particular, the 2013 Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of Regulated Cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the 2013 Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the 2013 Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where Medical-Use Cannabis had been legalized were not characterized as a high priority. In March 2017, then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the 2013 Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored the Sessions Memorandum, which rescinded all “previous nationwide guidance specific to marijuana enforcement,” including the 2013 Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of United States attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principals are included in chapter 9.27.000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.

As a result of the Sessions Memorandum, federal prosecutors will now be free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities. Furthermore, the Sessions Memorandum did not discuss the treatment of Medical-Use Cannabis by federal prosecutors.

Former U.S. Attorney General Jeff Sessions resigned on November 7, 2018. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, even under a Trump Administration’s DOJ or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis and THC (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

FDA rulemaking related to Medical-Use Cannabis and the possible registration of facilities where Medical-Use Cannabis is grown could negatively affect the Medical-Use Cannabis industry, which would directly affect our financial condition.

Should the federal government legalize Medical-Use Cannabis, it is possible that the FDA would be tasked by Congress to regulate it under the FDCA. Additionally, the FDA may issue rules and regulations including current good manufacturing practices, or GMPs, related to the growth, cultivation, harvesting and processing of Medical-Use Cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where Medical-Use Cannabis is grown register with the FDA and comply with certain federal regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the Medical-Use Cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by the FDA, we may be unable to continue to operate our business in its current form or at all.

U.S. state regulatory uncertainty may adversely impact the Company.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry, or a substantial repeal of cannabis related legislation could adversely affect the Company, its business and its assets or investments.

Certain U.S. states where medical and/or Adult-Use Cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of the Company.

The Company may be subject to applicable anti-money laundering laws and regulations.

Given the nature of its business, the Company may be subject to a variety of laws and regulations in Canada and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of cheques and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, affect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that the Company’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

U.S. border officials could deny entry into the U.S. to employees of or investors in companies with cannabis operations in the United States.

Because cannabis remains illegal under U.S. federal law, those non-U.S. citizens employed at or investing in legal and licensed cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry of non-U.S. citizens happens at the sole discretion of the U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The Government of Canada warns travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the U.S. In addition, business or financial involvement in the legal cannabis industry in the United States could also be reason enough for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that CBP enforcement of United States laws regarding controlled substances has not changed and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the U.S. As a result, CBP has affirmed that, a Canadian citizen coming to the U.S. for reasons related to the cannabis industry may be deemed inadmissible.

The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.

The Company may have trouble accessing services of financial institutions. For example, in February 2014, FinCEN issued the FinCEN Memorandum (which is not law) that provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales.

Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the United States are to a significant degree cash-based. This complicates the implementation of financial controls and increases security issues.

The Company may have difficulty accessing public and private capital.

The Company expects to access public capital markets by virtue of its status as a reporting issuer in certain of the provinces and territories of Canada. However, there can be no assurances that the Company will be able to successfully obtain sufficient financing through such capital markets and, further, capital market uncertainty and volatility could impact the Company’s ability to obtain equity financing.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high net worth individuals and family offices that have made meaningful investments in companies and businesses similar to the Company. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable to the Company. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

The Company may lack access to U.S. bankruptcy protections.

As discussed above, cannabis is illegal under U.S. federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in Regulated Cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute Regulated Cannabis-related assets as such action would violate the CSA. Therefore, the Company may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

The Company’s operations in the U.S. cannabis market may be subject to heightened scrutiny by regulatory authorities.

For the reasons set forth above, the Company’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada and the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to invest or hold interests in other entities in the United States or any other jurisdiction, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

CDS Clearing and Depository Services Inc. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.

Transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.

Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, the Common Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of the Common Shares through the facilities of a stock exchange.

The Company may be subject to the risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

The laws and regulations affecting the cannabis industry are constantly changing.

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Company are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter certain aspects of its business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company is not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business.

The Company may be subject to the risks associated with governmental approvals, permits and compliance with applicable laws.

Government approvals and permits are currently, and may in the future be, required in connection with the operations of the Company. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its production, manufacture, and sale of Medical-Use Cannabis and Adult-Use Cannabis or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

The Company may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate its businesses, or may only be able to do so at great cost. In addition, the Company may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on the Company’s ability to operate in the cannabis industry, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Amendments to current laws, regulations and permits governing the production of medical and adult-use cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs, or reduction in levels of production, or require abandonment or delays in development.

There may be a restriction on deduction of certain expenses.

Section 280E of the United States Internal Revenue Code of 1986, as amended (the “Code”) generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business ( or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal income tax rates than similar businesses in other industries due to the loss of certain deductions and credits, essentially resulting in payment of federal and, as applicable, state income tax on gross profit. This presents a financial burden that may increase net losses and may make it more difficult to generate net profit and cash flows from operations and limit the return on invested capital compared to other businesses to which Code Section 280E does not apply The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible expenses is to the business’s total revenues. The Company has historically been subject to Code Section 280E, resulting in significant tax liabilities, and expects to continue to be subject to Code Section 280E. The application of Code Section 280E to the Company may adversely affect the Company’s profitability and, in fact, may cause the Company to operate at a loss. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Code Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Code Section 280E may continue to apply to the Company indefinitely.

There may be difficulty with the enforceability of contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. It is possible that the Company may not be able to legally enforce contracts the Company enters into if necessary, which means there can be no assurance that there will be a remedy for breach of contract, which would have a material adverse effect on the Company’s business, assets, revenues, operating results, financial condition and prospects. For example, at least some federal courts have dismissed lawsuits seeking to enforce contracts involving the purchase or sale of Regulated Cannabis businesses.

The ability to grow a business with ties to cannabis operations in the United States depends on state laws pertaining to the cannabis industry.

Continued development of the Regulated Cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the Regulated Cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize Medical-Use Cannabis and/or Adult-Use Cannabis have seen significant delays in the drafting and implementation of regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the Regulated Cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth for cannabis businesses and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical and/or recreational-use cannabis, which could adversely affect the Company’s business prospects.

Political uncertainty may have an adverse impact on the Company s operating performance and results of operations.

General political uncertainty may have an adverse impact on the Company’s operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the recent presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the cannabis industry in the United States. Any actions taken by the new United States administration may have a negative impact on the United States economies and on the businesses, financial conditions, results of operations and the valuation of United States cannabis companies, including the Company.

Risks Related to the Company’s Products and Services

Unfavorable publicity or consumer perception may affect the success of the Company s business.

The legal cannabis industry in the U.S. is at an early stage of its development. Cannabis has been, and is expected to continue to be, a regulated substance for the foreseeable future. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect.

Public opinion and support for Medical-Use Cannabis and Adult-Use Cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing Medical-Use Cannabis and Adult-Use Cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general).

The ability to gain and increase market acceptance of the Company’s products may require the Company to establish and maintain its brand name and reputation. In order to do so, substantial expenditures on product development, strategic relationships and marketing initiatives may be required. There can be no assurance that these initiatives will be successful and their failure may have an adverse effect on the Company.

Further, a shift in public opinion may also result in a significant influence over the regulation of the cannabis industry in Canada, the United States or elsewhere. A negative shift in the perception of the public with respect to cannabis in the U.S. or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize Adult-Use Cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, financial condition and results of operations.

Social media may impact the Company s reputation.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to issuers and their activities, whether true or not and the cannabis industry in general, whether true or not. Negative posts or comments about the Company or its properties on any social networking website could damage the Company’s reputation. In addition, employees or others might disclose non-public sensitive information relating to the Company’s business through external media channels. The continuing evolution of social media will present the Company with new challenges and risks.

Significant failure or deterioration of the Company’s quality control systems may adversely impact the Company.

The quality and safety of the Company’s products are critical to the success of its business and operations. As such, it is imperative that the Company’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Service providers could suspend or withdraw service, which could adversely affect the Company s business.

As a result of any adverse change to the approach in enforcement of U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect of the consumption of cannabis or otherwise, third-party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the business, revenues, operating results, financial condition or prospects of the Company.

The Company may be subject to product liability claims.

The Company manufactures, processes and/or distributes products designed to be ingested by humans, and therefore faces an inherent risk of exposure to product liability claims, regulatory action and litigation if products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that the products produced by them caused injury or illness, include inadequate instructions for use, or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim, or regulatory action could result in increased costs, could adversely affect the reputation of the Company and could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.

The Company may be subject to product recalls.

Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by the Company are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by the Company were subject to recall, the image of that product and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by the Company and could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company is subject to risks inherent in an agricultural business.

Medical-Use Cannabis and Adult-Use Cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of the Company’s products and, consequentially, on the business, financial condition and operating results of the Company.

The Company may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.

The Company is reliant on key inputs.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of the Company. In this regard, California, where all of our growing operations are located, is currently experiencing a drought and may experience droughts in the future, which may increase our costs and adversely affect our growing operations. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

The pricing of raw materials used in our products and some of our products can be extremely volatile, which may have a material adverse effect on our financial result.

We both purchase and sell certain raw materials. The pricing of these raw materials has been extremely volatile. For example, the price of both flower and distilled cannabis (oil) has fluctuated significantly and, in particular, has decreased significantly in recent months. This volatility may be disruptive to our supply chain and have an adverse effect on our financial results.

Results of future clinical research may negatively impact the cannabis industry.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC), and associated terpenoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, risks, efficacy, dosing and social acceptance of cannabis, future basic research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company faces competition from the illegal cannabis market.

The Company faces competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that the Company is not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on the Company’s business, results of operations, as well as the perception of cannabis use.

Regulatory Risks

The Company may be subject to environmental regulations and risks.

The Company’s operations are subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed. States mandate unique inventory tracking requirements and systems which may present implementation and adherence challenges for operators, such as California’s METRC track and trace inventory system, which requires integration with other systems and suffers frequent outages.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.

The Company may be subject to constraints on the marketing of its products.

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and results of operations could be adversely affected.

General Risks

Risks associated with recent or future acquisitions.

As part of the Company’s overall business strategy, the Company intends to pursue strategic acquisitions which could provide additional product offerings, vertical integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. Future acquisitions may expose the Company to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from the Company’s existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing customers resulting from its integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.

The Company may invest in cannabis companies, including pre-revenue companies, that may not be able to meet anticipated revenue targets in the future.

The Company may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that the Company’s investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition.

Financial projections may prove materially inaccurate or incorrect.

Any of the Company’s financial estimates, projections and other forward-looking information or statements were prepared by the Company without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur. Investors should inquire of the Company and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Accordingly, investors should not rely on any projections to indicate the actual results the Company might achieve.

There can be no assurance that the Company’s current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on the Company’s business, financial condition and results of operations.

The Company expects to enter into additional strategic alliances and partnerships with third parties that the Company believes will complement or augment the business. The Company’s ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance the Company’s business and may involve risks that could adversely affect the Company, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that such strategic alliances will achieve the expected benefits to the Company’s business. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition in the cannabis industry is intense and increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

The Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The Company is dependent on equipment and skilled labor.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by the Company’s management, and may be greater than the funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.

The Company may be subject to intellectual property risks.

The Company has certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, copyright protected materials, trade secrets, and proprietary and/or confidential processes and know-how. The Company will rely on this intellectual property, know-how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements as appropriate. However, confidentiality agreements may be breached, and the Company’s remedies under law may not have the effect of fully mitigating or preventing damage stemming from some breach. Absent of breach, third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to the Company’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the Company’s business, results of operations or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain U.S. federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. For example, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products. As a result, the Company’s intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will obtain any protection of its intellectual property, whether on a federal, provincial, state or local level, despite its diligent and consistent efforts to so do. While many states do offer the ability to protect and register trademarks independent of the federal government, and courts have recognized the legal validity of common law rights in cannabis-business trademarks, such common law rights and state-registered trademarks provide a lower degree of protection than would federally registered marks as the rights provided are state-by-state and not nationwide and are dependent on use rather than intent to use. Additionally, patent protection is wholly unavailable on a state level.

The Company s intellectual property rights may be invalid or unenforceable under applicable laws, and the Company may be unable to have issued or registered, and unable to enforce, its intellectual property rights.

The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. The Company’s ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products. Accordingly, the Company’s ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited.

Moreover, in any infringement proceeding, some or all of the Company’s current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for the Company’s benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of the Company’s current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or unenforceable or which of the Company’s products or processes will be found to infringe upon the patents or other proprietary rights of third parties. Any successful opposition to future issued patents could deprive the Company of rights necessary for the successful commercialization of any new products or processes that it may develop.

The Company may be subject to the risks associated with fraudulent or illegal activity by its employees, contractors and consultants.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company may be subject to risks related to information technology systems, including cyber-attacks.

The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Company may be subject to risks related to security breaches.

Given the nature of the Company’s products and its lack of legal availability outside of channels approved by the United States federal government, as well as the concentration of inventory in its facilities, despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Company’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing the Company’s products. In addition, the Company collects and stores personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company’s operations may be affected by changes in the economic environment.

The Company’s operations could be affected by the economic environment in which it operates should the unemployment level, interest rates or inflation reach levels that influence consumer trends and, consequently, impact the Company’s sales and profitability.

Management of growth may prove to be difficult.

The Company may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company does not intend to pay dividends on the Common Shares, so any returns will be limited to increases, if any, in the value of the Common Shares. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Common Shares.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of our business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Board and will depend on, among other factors, the Company’s financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their Common Shares, if any.

The Company’s officers and directors may be engaged in other business ventures resulting in conflicts of interest.

Certain of the Company’s directors and officers are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services the Company provides or intends to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from the Company’s interests. In accordance with applicable corporate law, directors who have a material interest in a contract or transaction or a proposed contract or transaction with the Company that is material to the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to the Company’s best interests.

However, in conflict of interest situations, the Company’s directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to the Company.

Certain remedies may be limited to the Company.

The Company’s governing documents may provide that the liability of its members of the Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, the Company and its shareholders may be prevented from recovering damages for certain alleged errors or omissions made by the members of the Board and its officers. The Company’s governing documents may also provide that the Company will, to the fullest extent permitted by law, indemnify members of its Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of Company.

Past performance is not indicative of future results.

The prior operational performance of the Company is not indicative of any potential future operating results of the Company. There can be no assurance that the historical operating results achieved by the Company or its respective affiliates will be achieved by the Company, and the Company’s performance may be materially different.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect the Company’s reported financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company’s business, including but not limited to revenue recognition, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change the Company’s reported financial performance or financial condition in accordance with generally accepted accounting principles.

None.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company is committed to ensuring the highest standards of cybersecurity to protect our systems, networks, and data from cyber threats. We recognize the critical importance of safeguarding sensitive information and maintaining the trust of our customers, partners, and stakeholders.

Our cybersecurity strategy is built on a foundation of proactive risk management, continuous monitoring, and adherence to industry best practices. We employ a multi-layered approach which leverages cutting-edge technologies to defend against evolving cyber threats.

We have made significant investments in modernizing, streamlining, and simplifying our technology footprint to both enhance customer experience and strengthen our internal security controls.

From time-to-time, we may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. We prioritize the integrity of our data access controls to prevent unauthorized access, data breaches, and malicious activities. We regularly assess and enhance our cybersecurity posture through comprehensive risk assessments, security audits, and vulnerability assessments.

Governance

Cybersecurity is a shared responsibility requiring collaboration and cooperation across all levels of our organization.

The Company recognizes that cybersecurity is not solely a technology issue but also a people and process issue. We plan to invest in ongoing training and awareness programs to empower our team to recognize and respond to potential security threats effectively.

Cybersecurity threats are monitored and acted upon by the Company’s outsourced information technology security group. The executives meet periodically or as needed with third-party advisors to receive information on all cybersecurity initiatives or suggestions as well as all cybersecurity incidents, if any.

In the event of a cybersecurity incident, we have third-party consultants that could assist with incident response plans and protocols to minimize the impact and facilitate swift recovery. During the calendar year 2025, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

ITEM 2.	PROPERTIES

Our principal physical properties include:

1.	Mendocino County, California – Cannabis manufacturing facility (leased), used for ethanol, hydrocarbon, and solventless extraction operations.

2.	Hobart, New York – Cannabis manufacturing facility (leased), under construction for bulk concentrate production.

3.	Santa Barbara County, California – Salisbury Canyon Ranch, a 1,900-acre property with a 179.9-acre permitted outdoor cannabis cultivation site. The ranch is owned by the Company.

4.	Palm Desert, California – Licensed retail dispensary location (leased).

We own the Salisbury Canyon Ranch through Anderson Development SB, LLC, subject to a seller-financed first-priority deed of trust to Salisbury Canyon Ranch LLC for $4,200,000 and a second-priority deed of trust in favor of Arbor Ranch SB, LLC securing a loan of up to $7,000,000, the repayment terms of which were amended in February 2026. All tangible personal property used in our operations on the Ranch Land is also pledged as collateral under a separate all assets security agreement with Arbor Ranch SB, LLC. The property is further subject to recorded easements for roadway, general access, and utilities benefiting parcels retained by the prior owner. Our other operating facilities are leased under standard commercial lease agreements with terms we consider customary for our industry.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2025 and December 31, 2024, respectively, the Company was not engaged in any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Common Shares of the Company are traded on the CSE under the symbol “LEEF”. The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the CSE. (1)

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume
Year Ended December 31, 2025
First Quarter (March 31, 2025)	$0.18	$0.41	5,894,185
Second Quarter (June 30, 2025)	$0.14	$0.28	4,562,454
Third Quarter (September 30, 2025)	$0.20	$0.34	5,757,893
Fourth Quarter (December 31, 2025)	$0.20	$0.33	7,658,216
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$0.10	$0.40	1,635,278
Second Quarter (June 30, 2024)	$0.10	$0.35	1,617,623
Third Quarter (September 30, 2024)	$0.05	$0.25	3,279,603
Fourth Quarter (December 31, 2024)	$0.15	$0.35	7,242,078

Notes:

(1)	Source: Bloomberg

Shareholders

As of March 25, 2026 there are 125 holders of record of our Common Shares.

Dividends

The Company has not declared distributions on Common Shares in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of its business and repurchase outstanding shares. As a result, the Company does not intend to pay dividends on Common Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.

Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation S promulgated thereunder.

Common Shares

None.

Preferred Shares

None.

Recent Issuer Purchases of Equity Securities

ITEM 6.	SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes and other financial information included elsewhere in Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled Item 1A. “Risk Factors” and “Disclosure Regarding Forward-Looking Statements”. Our historical results are not necessarily indicative of the results to be expected for any future period.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of closing of a offering, (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates.

Overview

Leef Brands Inc. (Formerly Icanic Brands Company Inc.) was incorporated on September 15, 2011, under the laws of the province of British Columbia and is registered extra-provincially under the laws of Ontario. The Company is a cannabis branded products manufacturer based in California. The Company is a public company whose common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “LEEF”. The head office of the Company is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8.

On April 20, 2022, the Company acquired all of the common shares of LEEF Holdings, Inc. (“LEEF”). LEEF is a leading cannabis extraction company located in the state of California and provides bulk concentrate to cannabis brands in the state of California. LEEF’s manufacturing capabilities include a 12,000 square foot extraction and manufacturing facility with significant throughput and distillate extraction capability. Core manufacturing competencies include ethanol extraction (Type 6 manufacturing license), hydrocarbon extraction (Type 7 manufacturing license), and solventless extraction. LEEF received a 179.9 acre cultivation land use permit, which has resulted in owning one of the largest cannabis cultivation site in the state of California.

As the Company operates in the cannabis industry, it is subject to the limits of U.S. IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under U.S. IRC Section 280E.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

The financial statements were prepared with estimates and assumptions that impact the reported amounts of assets and liabilities. These estimates were used for inventories, impairment of long-term assets, and derivatives. The actual results could differ significantly from these estimates. Business combinations were accounted for using the acquisition method. Assets, liabilities, and any remaining non-controlling interests were recognized at fair value on the acquisition date. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests, was recognized as goodwill. The company considers investments with an original maturity of three months or less at the purchase date as cash and cash equivalents.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not defined under, prepared in accordance with or a standardized financial measure under GAAP and may not be comparable to similar financial measures disclosed by other issuers. Management uses such non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate the Company’s financial performance. These non-GAAP financial measures (collectively, the “non-GAAP financial measures”) are:

●	EBITDA Net Loss (GAAP) adjusted for interest and financing costs, income taxes, depreciation, and amortization.

●	Adjusted EBITDA (Non-GAAP) adjusted for share-based compensation, stock appreciation rights expense, loss (income) on equity method investments, change in fair value of derivative liabilities, change in fair value of contingent liabilities, acquisition-related professional fees, non-operational start-up costs and loss on disposition of subsidiary. Non-operational start-up costs are set-up costs to prepare a location for its intended use. Start-up costs are expensed as incurred and are not indicative of ongoing operations.

Management believes that these non-GAAP financial measures assess the Company’s ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparing financial results across accounting periods and to those of peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate the Company’s operating results and future prospects in the same manner as management. These non-GAAP financial measures may also exclude certain material non-cash items, expenses and gains and other adjustments that may be unusual in nature, infrequent or that the Company believes are not reflective of the Company’s ongoing operating results and performance.

As there are no standardized methods of calculating these non-GAAP financial measures, the Company’s methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similarly titled measures used by others in the cannabis industry or otherwise. Accordingly, these non-GAAP financial measures are intended to provide additional information and are not intended to represent and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. Such non-GAAP financial measures should only be considered in conjunction with the GAAP financial measures presented herein.

These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. In addition, the Company believes investors use both GAAP and non-GAAP measures to assess management’s past and future decisions associated with its priorities and allocation of capital, as well as to analyze how the business operates in, or responds to, swings in economic cycles or to other events that impact the cannabis industry.

These non-GAAP financial measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for any standardized measure under GAAP. For example, certain of these non-GAAP financial measures:

●	exclude certain tax payments that may reduce cash available to the Company;

●	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

●	do not reflect changes in, or cash requirements for, working capital needs; and

●	do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on debt.

Other companies in the cannabis industry may calculate these measures differently than the Company does, limiting their usefulness as comparative measures.

The following table provides a reconciliation of the Company’s net loss to Adjusted EBITDA (non-GAAP) for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Net Loss (GAAP)	$(17,629,675)	$(24,621,514)
Depreciation and amortization	2,308,400	1,900,819
Interest expense	2,366,361	5,155,288
Income tax expense	2,518,615	3,307,243
EBITDA (non-GAAP)	(10,436,299)	(14,258,164)
Adjustments:
Share-based compensation	2,437,599	967,879
Change in fair value of contingent consideration	-	(855,000)
Loss on extinguishment of debt	13,878,098	2,935,029
Loss on impairment	2,337,264	2,661,384
Change in fair value of derivative liabilities	(8,934,632)	6,113,485
Non-recurring operating costs	271,345	1,397
Adjusted EBITDA (non-GAAP)	$(446,625)	$(2,433,990)

Adjusted EBITDA, a non-GAAP financial measure, was a loss of ($0.4) million for the year ended December 31, 2025, compared to a loss of ($2.4) million for the year ended December 31, 2024. The favorable change in adjusted EBITDA of $2.0 million for the year ended December 31, 2025 compared to the same period in 2024 is primarily due to a decrease in net loss of $7.0 million, share-based compensation of $1.5 million, and differences in loss on extinguishment of debt of $10.9 million. These are net of a difference in interest expense of $2.8 million and a difference in change in fair value of derivative liabilities of $15.0 million.

Company Highlights

Years ended December 31, 2025 and 2024

Fiscal year 2025 was a transformational year for Leef Brands. After completing its strategic pivot away from consumer-packaged goods in 2024 and refocusing entirely on bulk B2B concentrate supply, the Company grew total revenue 22% to $34.8 million compared to $28.5 million in the prior year. The more meaningful story, however, was what happened inside the year.

The commencement of cannabis cultivation at Salisbury Canyon Ranch (“SCR”), the Company’s 1,900-acre property in Santa Barbara County, California, marked an inflection point in the Company’s financial performance. With 57 canopy acres planted and contributing in-house biomass to extraction operations, the cost benefit of vertical integration became clearly visible in the second half of the year. Operating cash flow swung from ($2.0) million in the first half of 2025 to $1.7 million in the second half — a $3.7 million improvement — as in-house biomass supply reduced third-party input costs and gross margins strengthened. Free cash flow followed the same trajectory, improving from ($2.4) million in the first half to $1.3 million in the second half of the year. Management believes this 2nd half inflection reflects the early but tangible payoff of the Company’s vertical integration strategy, and expects the benefit to grow as cultivation expands toward the full 179.9 licensed acres at SCR.

The second half of 2025 also marked the Company’s entry into the New York cannabis market, with initial production completed under its Type 1 Processor license. While New York operations remain in an early ramp stage, the market entry diversifies the Company’s revenue base and is expected to contribute more meaningfully as operations scale through 2026.

The Leaf Business Combination

On September 19, 2022, the Company entered into a non-binding LOI to acquire 100% equity interest in The Leaf at 73740 LLC (“The Leaf”), a premium California retailer and dispensary in Palm Desert, California. This acquisition closed during the first quarter of 2023 on January 11, 2023. For the consideration of the interests, the Company issued 76,336,969 common shares valued at approximately $3.7 million in addition to holdbacks and working capital adjustment consideration of approximately $1.2 million. On April 18, 2023, there was an additional 5,083,983 shares issued with a fair value of $252,000 and was related to the working capital adjustment for the total consideration noted above.

Share Consolidation Plan

On October 29, 2024, the Company announced a 10:1 share consolidation plan. The Consolidation has consolidated the Company’s issued and outstanding common shares based on ten pre-consolidation shares for one post-consolidation share. The Consolidation aimed to improve the Company’s capital structure, increase its attractiveness to institutional investors, and provide a more stable trading platform. Upon completion of the Consolidation, the Company had approximately 162,762,651 common shares issued and outstanding, subject to rounding adjustments. The Consolidation took effect November 18, 2024. Accordingly, all periods presented have been adjusted retroactively to reflect the 10:1 share consolidation plan.

Use of Financing Proceeds

During the years ended December 31, 2025 and 2024, the Company raised cash through issuance of common shares of the Company’s stock totaling gross proceeds of approximately $1.5 million and $2.3 million, respectively, in addition to the cash raised through both related party and third-party notes payable. The proceeds from these financing activities were used to fund the ongoing operations of the Company.

Operational Update

Effective June 2024, the Company restructured its matured debt obligations for convertible debentures. As such the Company reduced its overall obligation and extended its maturity date through 2027 through the conversion of a portion of debentures totaling approximately $4.9 million through the issuance of 22,395,948 common shares.

Effective December 2025, the Company’s debt obligations for convertible debentures were converted into 60,155,339 common shares of the Company’s stock and 60,155,339 warrants for the purchase of a common share of the Company’s stock at a purchase price of CAD$0.30 per share for a period of three years.

The Company continues to settle and pay down unfavorable debt arrangements and increase liquidity through existing operations and practical equity driven capital raises.

Results of Operations

Years ended December 31, 2025 and 2024

The following tables set forth the components of our statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.

	Year Ended
	December 31, 2025		December 31, 2024

Net revenue	$34,787,596	100%	$28,495,447	100%
Cost of sales	24,304,957	70%	20,813,619	73%
Gross profit	10,482,639	30%	7,681,828	27%

Operating expenses	18,073,551	52%	15,667,673	55%

Income (loss) from operations	(7,590,912)	-22%	(7,985,845)	-28%

Other expense (income):
Interest expenses	2,366,361	7%	5,155,288	18%
Loss (gain) on extinguishment of debt	13,878,098	40%	2,935,029	10%
Change in fair value of contingent consideration	-	0%	(855,000)	-3%
Change in fair value of derivative liability	(8,934,632)	-26%	6,113,485	21%
Other expense (income)	210,321	1%	(20,376)	0%
Total other expense (income)	7,520,148	22%	13,328,426	47%

Income (loss) before provision for income taxes	(15,111,060)	-44%	(21,314,271)	-75%

Provision for income taxes	2,518,615	7%	3,307,243	12%
Net income (loss) and comprehensive income (loss)	(17,629,675)	-51%	(24,621,514)	-86%

Foreign currency translation	(343)	0%	7,314	0%
Net income (loss) and comprehensive income (loss) attributable to non-controlling interest	-	0%	-	0%
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$(17,629,332)	-51%	$(24,628,828)	-86%

Revenue

Revenue for the year ended December 31, 2025 was $34,787,596, an increase of $6,292,149, or 22%, as compared to $28,495,447 for the year ended December 31, 2024. The year-over-year increase reflects the Company’s continued diversification of its product mix and a strategic emphasis on partnering with high-quality brands within the wholesale concentrate market. This focus on core manufacturing strengths and premium brand partnerships has contributed to stronger and more stable sales performance while maintaining disciplined credit practices. In addition, the Company entered the New York market near the end of the third quarter, marking an initial step in its multi-state expansion strategy.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2025 was $24,304,957, an increase of $3,491,338, or 17% as compared to $20,813,619 for the year ended December 31, 2024. Gross profit for the year ended December 31, 2025 was $10,482,639, representing a gross margin of 30%, compared with a gross profit of $7,681,828, representing a gross margin of 27% for the year ended December 31, 2024. The increase in gross profit margin percentage is primarily attributable to bringing the Salisbury Canyon Ranch (“SCR”) online, resulting in a significant reduction in input costs. SCR represents the Company’s internal supply chain, allowing for the cultivation of high-quality biomass at substantially lower costs compared to third-party sourcing.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 were $18,073,551, an increase of $2,405,878, or 15%, compared to total operating expenses of $15,667,673 for the year ended December 31, 2024. The increase in total operating expenses was primarily attributable to the factors described below.

Wages and Salaries. Wages and salaries for the years ended December 31, 2025 and 2024 were $7,535,237 and $5,878,649, respectively, an increase of $1,656,588, or 28%. The increase in wages and salaries is primarily attributable to higher share-based compensation expense. Share-based compensation expense included within wages and salaries increased $1,469,720, or 152%, to $2,437,599 for the year ended December 31, 2025, compared to $967,879 for the year ended December 31, 2024. The increase reflects awards of restricted stock units to executives and employees under the Company’s RSU Plan, including grants made in connection with the formalization of employment agreements with the Company’s Chief Executive Officer in December 2025.

Office and General Expenses. Office and general expenses increased $727,014, or 30%, to $3,122,157 for the year ended December 31, 2025, compared to $2,395,143 for the year ended December 31, 2024, reflecting the broader operational footprint of the Company following the commencement of cultivation activities at Salisbury Canyon Ranch and the initial ramp of New York operations.

Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders

Net loss and comprehensive loss attributable to shareholders for the year ended December 31, 2025 was $(17,629,675), or $(0.10) per basic and diluted share, compared to $(24,621,514), or $(0.17) per basic and diluted share, for the year ended December 31, 2024. The $7.0 million decrease in net loss was primarily driven by a $10.9 million decrease in loss on extinguishment of debt and a $15.0 million favorable change in the fair value of derivative liabilities, partially offset by a $2.8 million decrease in interest expense and a $1.5 million increase in share-based compensation expense.

Liquidity and Capital Resources

Cash used in operating activities for the years ended December 31, 2025 and 2024 was ($336,895) and ($1,049,106), respectively, a favorable change of $712,211, or 68%. The improvement was primarily driven by a $7.0 million decrease in net loss and a $10.9 million increase in the non-cash loss on extinguishment of convertible debentures. These favorable items were partially offset by a $15.0 million unfavorable swing in the non-cash change in fair value of derivative liabilities — which shifted from a $6.1 million addback in 2024 to an $8.9 million reduction in 2025 — and a $5.8 million decrease in amortization of debt discounts as outstanding debentures were converted to equity.

Cash (used in) provided by investing activities for the years ended December 31, 2025 and 2024 was ($749,223) and ($6,266,118), respectively, a favorable change of $5,516,895. The favorable change was primarily due to a reduction in capital expenditures during the current year of $5,277,327 as compared to the prior year.

Cash provided by financing activities for the years ended December 31, 2025 and 2024 was $545,204 and $3,625,302, respectively, an unfavorable change of $3,080,098. The decrease was primarily attributable to a decrease in proceeds from the issuance of common shares of $927,052, a decrease in proceeds from new notes payable issuances of $575,944, an increase in repayment of notes payable of $689,304, and net repayments of related party notes of $396,000 in the current year with no corresponding activity in the prior year.

Years ended December 31, 2024 and 2023

The following tables set forth the components of our statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.

	Year Ended
	December 31, 2024		December 31, 2023

Net revenue	$28,495,447	100%	$30,609,351	100%
Cost of sales	20,813,619	73%	20,591,417	67%
Gross profit	7,681,828	27%	10,017,934	33%

Operating expenses	15,667,673	55%	46,288,637	151%

Income (loss) from operations	(7,985,845)	-28%	(36,270,703)	-118%

Other expense (income):
Interest expenses	5,155,288	18%	4,575,578	15%
Loss (gain) on extinguishment of debt	2,935,029	10%	(1,978)	0%
Change in fair value of contingent consideration	(855,000)	-3%	21,129	0%
Change in fair value of derivative liability	6,113,485	21%	(399,066)	-1%
Other expense (income)	(20,376)	0%	(538,103)	-2%
Total other expense (income)	13,328,426	47%	3,657,560	12%

Income (loss) before provision for income taxes	(21,314,271)	-75%	(39,928,263)	-130%

Provision for income taxes	3,307,243	12%	(4,959,178)	-16%
Net income (loss) and comprehensive income (loss)	(24,621,514)	-86%	(34,969,085)	-114%

Foreign currency translation	7,314	0%	(174,961)	-1%
Net income (loss) and comprehensive income (loss) attributable to non-controlling interest	-	0%	(142,689)	0%
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands Inc.	$(24,628,828)	-86%	$(34,651,435)	-113%

Revenue

Revenue for the year ended December 31, 2024 was $28,495,447, a decrease of $2,113,904, or 7%, as compared to $30,609,351 for the year ended December 31, 2023. The decrease in revenues is primarily due to a strategic transition away from CPG sales through retail strategy, shifting the sales focus to leveraging our core strength in concentrate manufacturing to support and power the top brands in California. While CPG sales were more substantial in 2023, they have become immaterial in 2024 as the Company concentrated efforts on the bulk sales concentrates market. The Company has continued to work with high quality customers in order to limit any credit risk.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2024 was $20,813,619, an increase of $222,202, or 1% as compared to $20,591,417 for the year ended December 31, 2023. Gross profit for the year ended December 31, 2024 was $7,681,828, representing a gross margin of 27%, compared with a gross profit of $10,017,934, representing a gross margin of 33% for the year ended December 31, 2023. The decrease in gross profit is consistent with the decrease in revenues.

Operating Expenses

Total operating expenses for the year ended December 31, 2024 were $15,667,673, a decrease of $30,620,964, or 66%, compared to total operating expenses of $46,288,637 for the year ended December 31, 2023. The decrease in total operating expenses was primarily attributable to the factors described below. Wages and salaries for the years ended December 31, 2024 and 2023 were $5,878,649 and $5,856,086, respectively, an increase of $22,563 or less than 1%. Legal and professional fees for the years ended December 31, 2024 and 2023 were $1,373,915 and $1,789,018, respectively, a decrease of $415,103, or 23%. The decrease in legal and professional fees is primarily attributable to overall efforts to focus on engaging cost efficient professionals. Loss on impairment of goodwill, intangibles, and long-lived assets for the years ended December 31, 2024 and 2023 were $2,661,384 and $30,026,458, respectively, a decrease of $27,365,074, or 91%. The 2023 charge reflected a significant impairment of goodwill and intangible assets acquired in the merger with Icanic following a reassessment of recoverable value. The substantially lower carrying value following that write-down resulted in a correspondingly smaller impairment charge in 2024.

Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders

Net income (loss) and comprehensive income (loss) attributable to shareholders for the years ended December 31, 2024 and 2023 was $(24,628,828) and $(34,651,435), respectively, a decrease of $10,022,608, or 29%. The decrease in net loss and comprehensive net loss was primarily due to the decrease in operating expenses as discussed above, offset with increases in total other expenses of $9,670,866, a 264% increase. The increases (decreases) in other expense was due to change in contingent consideration, change in fair value of derivative liabilities, and loss on extinguishment of debt was ($876,129), $6,512,551, and $2,937,006, respectively.

Liquidity and Capital Resources

Cash provided by (used in) operating activities for the years ended December 31, 2024 and 2023 was ($1,049,106) and $187,823, respectively, an unfavorable change of $1,236,929, or 659%. The decrease in net cash used in operating activities was primarily due to the unfavorable cashflow changes related to changes in the addbacks for loss on impairment of $27,611,973 and loss on asset disposal of $1,211,330. These were offset by a decrease to net loss of $10,347,571 and favorable changes in the addbacks for amortization of debt discounts, loss on extinguishment of convertible debentures, and change in the fair value of derivative liability of $3,535,940, $2,935,028, and $6,512,551, respectively, for the year ended December 31, 2024 as compared to the prior year.

Cash (used in) provided by investing activities for the years ended December 31, 2024 and 2023 was ($6,266,118) and ($7,283,346), respectively, a favorable change of $1,017,228. The favorable change was primarily due to a reduction in capital expenditures during the current year of $1,690,226 as compared to the prior year. This was offset with an unfavorable change in investment in intangible assets and cash acquired from acquisition of $346,777 and $326,221, respectively, compared to the prior year.

Cash provided by financing activities for the years ended December 31, 2024 and 2023 was $3,625,302 and $10,379,311, respectively, an unfavorable change of $6,754,009. The decrease of cash provided by financing activities was primarily due to a significant decrease in cash provided by the proceeds of new notes payable issuances of $10,676,866. This was offset by an increase in proceeds from the issuance of common shares for cash of $2,177,759 in the current year as compared to the prior year.

Summary of Quarterly Results

	Revenues	Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders
December 31, 2025	$8,318,373	$(11,158,097)
September 30, 2025	$8,379,306	$(3,803,812)
June 30, 2025	$8,691,656	$(2,933,199)
March 31, 2025	$9,398,261	$265,776
December 31, 2024	$5,901,489	$(7,182,195)
September 30, 2024	$6,763,391	$(9,185,633)
June 30, 2024	$7,916,653	$(5,539,472)
March 31, 2024	$7,913,914	$(2,714,215)
December 31, 2023	$5,875,458	$(10,586,631)
September 30, 2023	$5,667,291	$(1,834,405)

The Company’s focus on the wholesale concentrate market has led to an increase in quarterly revenue from 2024 to 2025. Revenue grew sequentially from $5.99 million in Q4 2024 to $8.32 million in Q4 2025, a 39% increase year-over-year. The fluctuation in quarterly net income (loss) is primarily attributable to non-cash items, particularly changes in the fair value of derivative liabilities and losses on extinguishment of debt. The net loss of $(11.2) million in Q4 2025 was driven primarily by the non-cash loss on extinguishment of debt recognized in connection with the December 2025 conversion of the Company’s convertible debentures into common shares and warrants. Excluding this non-cash item, Q4 2025 operational performance reflected the continued benefit of in-house biomass supply from Salisbury Canyon Ranch, with gross margins and operating cash flow remaining consistent with the strong H2 2025 trajectory.

Related Party Balances

During the year ended December 31, 2025, the Company had accrued approximately $396,000 of expenses to a farming company that is owned by a member of management and shareholder, with approximately $390,000 unpaid as of period end. The farming company supplies cannabis biomass and raw input materials to the Company for use in its extraction and manufacturing operations. This arrangement was entered into because the farming company operates cultivation facilities capable of supplying the quality and volume of cannabis inputs required by the Company’s production operations.

In December 2025, Micah Anderson, a director and officer of the Company, converted $337,400 of accrued liabilities and interest and $644,679.93 of outstanding notes payable into 5,498,469 common shares of the Company at a conversion price of CAD$0.25 per share. The conversion was completed on the same terms as the Company’s broader convertible debenture conversion transaction completed in December 2025. The terms of this conversion were established at the time the notes payable were originally issued and were not modified in connection with Mr. Anderson’s conversion. This transaction was reviewed and approved by the disinterested members of the Board of Directors.

During the year ended December 31, 2025, the Company entered into a note payable with a principal balance of $350,000 with annual interest of 0% that matures January 6th, 2026. This note was repaid in full on January 6th, 2026. The Company also entered into notes payable totaling $994,660, including cash received of $749,630 and the exchange of accrued liabilities and other related party payables totaling $245,050, with annual interest of 0% and no stated maturity. During the year ended December 31, 2025, the Company made payments against these notes of $396,000.

During the year ended December 31, 2024, a note payable with a principal balance of $400,000 and accrued interest of $72,000 were resold to a related party. The Company also borrowed $200,000 and $39,000 from two additional related parties during the year ended December 31, 2024. During the year ended December 31, 2025, the Company also entered into a note payable with a principal balance of $445,000 with annual interest of 10% that matures on April 6, 2026. The note is collateralized by the Company’s crypto currency. In the event the crypto currency is sold prior to the maturing of the note, the collateral will shift to the SCRSB, LLC cultivation licenses and inventory to a value of 2.5 times the principal amount of the note.

During the year ended December 31, 2024, the Company entered into a note payable with a principal balance of $472,000 with annual interest of 25% that matures on December 1, 2024. The note was issued by Leef Holdings, Inc., a wholly-owned subsidiary of the Company, in favor of Anderson Development SJ, LLC, an entity controlled by Micah Anderson, a director and officer of the Company. The note bears simple interest at a rate of 25% per annum, with monthly payments of principal and interest commencing April 1, 2024 and maturing on December 1, 2024. Prepayment is permitted at any time without penalty. The note is secured by all membership interests in The Leaf At 73740, LLC, doing business as “The Leaf,” a licensed cannabis dispensary located in Palm Desert, California (License No. C10-0000482-LIC), encumbered through a UCC-1 filing on certain personal property located in Arizona. As of December 31, 2025, the outstanding balance of this note was $472,000 with accrued interest of $206,904.

On November 2, 2021, the Company acquired 100% of the outstanding membership interests of Anderson Development SB, LLC (“ADSB”) from third parties and a controlling interest holding related party in exchange for approximately $1,440,000 plus up to an additional $2,400,000 of consideration (the “Contingent Consideration”) (collectively, the “Consideration”). The Consideration is payable in Common Stock. The Contingent Consideration is subject to ADSB obtaining a land use permit and a business license by February 28, 2025 that permits ADSB to conduct cannabis cultivation operations. ADSB primarily holds an option to acquire certain real property in Santa Barbara County, California. The Company determined that the acquisition of ADSB membership interest was a common control transaction and have elected to record the assets acquired and liabilities assumed at the historical book value rather than fair value with no recognition of goodwill or gain or loss.

Additionally, the Company elected to record the equity consideration at par value and will recognize the Contingent Consideration in the consolidated financial statements only when met. During the year ended December 31, 2022, Management determined it became highly probable ADSB would acquire the permit and license within the allotted time. This was based on a large change and turnaround in the cultivation market during the year ended December 31, 2022. As such, the Company has recorded an additional contingent consideration for the Earnout that will be paid out in the form of equity and totaled $2,400,000 and was reduced to $500,000 as of December 31, 2024. During the year ended December 31, 2025, payments related to ADSB totaling $160,000 were made, leaving a balance of $340,000 outstanding as of December 31, 2025. See Note 15 – Contingent Consideration and Consideration Payable for further information.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Also, see Note 3 to the accompanying consolidated financial statements for a complete discussion of our accounting policies and estimates.

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and

●	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM), who are the Company’s Chief Executive Officer and Chief Financial Officer, to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. The Company currently operates in two reportable segments: wholesale concentrates and retail. The wholesale concentrate segment includes the propagation, nursery, flowering canopy, drying, processing, manufacturing and distribution of cannabis concentrates. The retail segment includes Company owned and operated retail cannabis store in the state of California. Certain economic characteristics such as production processes, types of products, classes of customers as well as distribution models differ between segments.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2025 and 2024 include:

●	Allowance for doubtful accounts and other receivables
●	Valuation of loss contingencies
●	Valuation of stock-based compensation
●	Estimated useful lives of property and equipment
●	Impairment of intangible assets
●	Implicit interest rate in right-of-use operating leases
●	Uncertain tax positions
●	Valuation of derivative liabilities
●	Valuation allowance on deferred tax assets
●	Determination of revenue recognition

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

●	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.

●	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Fair Value Option Under ASC 825

ASC 825-10, Financial Instruments, permits entities to elect the fair value option for certain financial assets and liabilities. This election is made on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If elected, unrealized gains and losses are recognized in earnings at each reporting date. The Company has elected the fair value option for its derivative liabilities.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable (ASC 310-10-45-4).

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts,

●	Historical collection experience, and

●	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases (ASC 275-10-50-16).

Customer and Sales Concentrations

The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

Accounts Receivable Concentrations

The Company extends credit to customers based on their financial strength, payment history, and other relevant factors. A significant concentration of accounts receivable from a limited number of customers could expose the Company to credit risk and potential collection issues. The Company regularly evaluates the creditworthiness of its customers and may require advance payments, letters of credit, or other credit enhancements to mitigate risks.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy.

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement (ASC 815-40-35-4). The Company uses a binomial pricing model to determine the fair value of these instruments.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

●	Records the newly issued shares at fair value;

●	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and

●	Recognizes a gain or loss on debt extinguishment, if applicable (ASC 470-50-40-2).

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital (ASC 815-40-35-9).

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings (ASC 815-40-35-8).

Revenue Recognition

Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives, discounts, rebates, and amounts collected on behalf of third parties.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

The following represents the analysis management has considered in determining its revenue recognition policy:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

None of the Company’s contracts contain a significant financing component.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company’s contracts have a distinct single performance obligation and there are no contracts with variable consideration.

Recognize revenue when or as the Company satisfies a performance obligation

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date (ASC 740-10-45-4).

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2025 and 2024, respectively, the Company has established an uncertain tax position related to IRC Section 280E, under which cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. The Company has taken a position that Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As of December 31, 2025 and 2024, the Company recorded an uncertain tax liability in the consolidated balance sheets that reflects this tax position (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2025 and 2024, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence (ASC 740-10-30-16).

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

●	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)

●	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions

●	Statutory carryforward periods for net operating losses and other deferred tax assets

●	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets

●	Nature and predictability of temporary differences and the timing of their reversal

●	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, ASC 740-10-30-23 states that a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

At December 31, 2025 and 2024, respectively, the Company recorded an income tax provision and deferred tax liability.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

●	Exercise price – The agreed-upon price at which the option can be exercised.

●	Expected dividends – The anticipated dividend yield over the expected life of the option.

●	Expected volatility – Based on historical stock price fluctuations.

●	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.

●	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

●	The treatment of tax benefits and tax deficiencies in income tax reporting.

●	The option to recognize forfeitures as they occur rather than estimating them upfront.

●	Cash flow classification for certain tax-related transactions.

The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase its common shares. These standalone warrants are not puttable or mandatorily redeemable by the holder and are classified as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model, consistent with the guidance in ASC 718-10-30. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

Accounting Treatment of Warrants

●	Warrants issued in conjunction with common shares issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC), in accordance with ASC 815-40-25.

●	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists, as per ASC 718-10-25.

●	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings, following ASC 815-40-35.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

●	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.

●	Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.

●	The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

●	Diluted EPS is computed by taking the sum of:

○	Net earnings available to common shareholders
○	Dividends on preferred shares
○	Dividends on dilutive mandatorily redeemable convertible preferred shares
○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common shares equivalents during the period, such as:

■	Stock options
■	Warrants
■	Convertible preferred stock
■	Convertible debt

●	Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested common shares are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.

RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.

●	Members of management (including directors, executive officers, and key employees).

●	Immediate family members of principal owners and members of management.

●	Entities affiliated with principal owners or management through direct or indirect ownership.

●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.

●	A description of the transaction(s), including terms and amounts involved.

●	Any amounts due to or from related parties as of the reporting date.

●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”

●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.

●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.

●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.

●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other Recent Updates

Various other ASUs have been issued that primarily contain technical corrections or industry-specific guidance. These updates are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss of $17,629,675; and

●	Net cash used in operations was $336,895

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $139,377,110

●	Stockholders’ deficit of $8,268,301; and

●	Working capital deficit of $200,065

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations and to meet its contractual obligations. The Company has relied on related parties for debt based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

Aside from lease obligations disclosed in our consolidated financial statements and related notes, the Company does not currently have any active contractual commitments or arrangements that represent material cash requirements. The cannabis industry in California and other U.S. markets in which we operate is characterized by price volatility, evolving regulations, and counterparties that often lack long-term credit stability. As a result, participants in this sector, including LEEF, typically avoid entering into long-term supply, purchase, or financing agreements that could create fixed cash obligations under uncertain market conditions.

Management continuously monitors operating expenditures, debt service, and working-capital needs to ensure adequate liquidity for near-term requirements. Other than ordinary-course obligations incurred in connection with the conduct of our business, we do not have any known contractual commitments that are reasonably likely to materially affect our liquidity or capital resources.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,190,722 at December 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Expand into new and existing markets,

●	Obtain additional debt and/or equity based financing,

●	Collaborations with other operating businesses for strategic opportunities; and

●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Subsequent to December 31, 2025, the Company has taken concrete steps to address its liquidity position. On March 12, 2026, the Company closed a $4.5 million equity financing with Mindset Capital LLC, providing immediate working capital and extending the Company’s operating runway. In addition, the December 2025 conversion of the Company’s convertible debentures into equity eliminated a significant portion of the Company’s fixed cash debt service obligations. During the second half of 2025, the Company also generated positive operating cash flow of $1.7 million in H2 2025 and positive free cash flow of $1.3 million, respectively, demonstrating improving operational self-sufficiency as cultivation at Salisbury Canyon Ranch continues to scale. Management believes these steps, combined with the continued expansion of in-house biomass supply, provide a credible path to reducing reliance on external financing in future periods.

Off-Balance Sheet Transactions

None.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Recent Accounting Pronouncements

See Note 2 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

Employees

As of December 31, 2025, we employ approximately 81 full-time employees.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this report.

INDEX TO FINANCIAL STATEMENTS

LEEF BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LEEF Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEEF Brands, Inc. (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operation and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2025 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As described in Note 4 to the consolidated financial statements, the Company transitioned from International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) to accounting principles generally accepted in the United States of America (“U.S. GAAP”) effective for the year ended December 31, 2024. Our audits included auditing the adjustments made to transition the Company’s consolidated financial statements from IFRS to U.S. GAAP.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue

Auditing the Company’s revenue recognition required significant judgment in applying ASC 606. Specifically, auditing management’s evaluation of customer agreements involved assessing the identification and allocation of standalone transaction prices to performance obligations under ASC 606.

As such, Revenue was identified as a Critical Audit Matter. This was due to the highly regulated nature of the cannabis industry, the manual processes used to track sales, the high volume of transactions, and the risk of improper cut-off. As a result, auditing revenue required significant auditor judgment, particularly in evaluating the completeness, existence, and accuracy of reported revenue.

Improper revenue recognition could materially misstate the financial statements and key financial indicators, especially given the Company’s growth initiatives and external financing efforts, which may create pressure to meet revenue targets.

To address these risks, we reviewed and assessed customer agreements and management’s evaluation of key terms and related disclosures. We also performed substantive audit procedures to test the appropriateness, accuracy, and completeness of recorded revenue transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023

The Woodlands, TX

March 25, 2026

LEEF BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,190,722	$2,731,979
Accounts receivable, net	1,592,653	2,394,542
Inventory, net	3,350,889	4,222,917
Prepaid expenses and deposits	505,438	621,527
Deferred costs and other current assets	508,987	507,186
Total current assets	8,148,689	10,478,151

Non-current assets
Property and equipment, net	25,041,313	26,042,616
Right of use assets, net	1,678,072	2,439,888
Intangible assets, net	1,122,199	2,232,153
Assets held for sale	400,000	1,445,483
Other assets	12,605	338,685

Total assets	$36,402,878	$42,976,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities	$4,768,534	$6,613,793
Holdback liability	-	935,618
Related party payables	1,916,770	1,488,866
Current portion of notes payable	1,001,395	1,337,490
Current portion of related party consideration payable	340,000	500,000
Lease liabilities, short term	160,285	302,736
Taxes payable	161,770	227,307
Total current liabilities	8,348,754	11,405,810

Non-current liabilities
Lease liabilities, net of current portion	1,659,120	2,282,743
Notes payable, net of current	9,783,361	9,246,547
Convertible debentures, net of current and discount	-	9,976,000
Derivative liabilities, long term	8,893,600	9,007,907
Uncertain tax positions	15,219,548	12,608,732
Deferred tax liability	766,796	883,181

Total liabilities	44,671,179	55,410,920

Stockholders’ Deficit
Common stock; no par value; unlimited shares authorized; 257,947,996 and 172,984,299 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Additional paid-in capital	131,445,688	109,650,027
Accumulated other comprehensive loss	(336,879)	(336,536)
Accumulated deficit	(139,377,110)	(121,747,435)
Total equity attributable to stockholders’ of Leef Brands Inc.	(8,268,301)	(12,433,944)
Non-controlling interest	-	-
Total stockholders’ equity (deficit)	(8,268,301)	(12,433,944)

Total liabilities and stockholders’ equity (deficit)	$36,402,878	$42,976,976

The accompanying notes are an integral part of these audited consolidated financial statements.

LEEF BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 31, 2025	December 31, 2024
Net revenue	$34,787,596	$28,495,447

Cost of sales	24,304,957	20,813,619

Gross profit	10,482,639	7,681,828

Operating expenses
Advertising and promotion	272,957	440,866
Depreciation and amortization	1,260,298	1,040,984
Wages and salaries	7,535,237	5,878,649
Office and general expenses	3,122,157	2,395,143
Research and development expenses	19,696	18,983
Legal and professional fees	1,670,578	1,373,915
License and compliance	45,654	51,921
Insurance expenses	435,874	435,138
Excise and other taxes	300,032	193,368
Lease expenses	727,733	716,118
Loss on impairment of goodwill, intangible and long-lived assets	2,337,264	2,661,384
Other gains (losses)	2,035	1,397
Travel and business development	344,036	459,807
Total operating expenses	18,073,551	15,667,673

Loss from operations	(7,590,912)	(7,985,845)

Other expense
Interest expense	2,366,361	5,155,288
Loss (gain) on extinguishment of debt	13,878,098	2,935,029
Change in fair value of contingent consideration	-	(855,000)
Change in fair value derivative liability	(8,934,632)	6,113,485
Other expense (income)	210,321	(20,376)
Total other expense	7,520,148	13,328,426

Loss before provision for income taxes	$(15,111,060)	$(21,314,271)

Provision for income taxes	2,518,615	3,307,243

Net loss and comprehensive loss	$(17,629,675)	$(24,621,514)

Foreign currency translation	(343)	7,314
Net loss and comprehensive loss attributable to non-controlling interest	-	-
Net loss and comprehensive loss attributable to shareholders of Leef Brands, Inc.	$(17,629,332)	(24,628,828)

Earnings (loss) per common share - basic and diluted	$(0.10)	$(0.17)

Weighted average common shares outstanding - basic and diluted	184,913,636	142,595,527

The accompanying notes are an integral part of these audited consolidated financial statements.

LEEF BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2025 and 2024

Activity for the Year Ended December 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total equity attributable to shareholders of Leef	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Brands, Inc.	Interest	Equity

Balance, December 31, 2024	172,984,299	$-	$109,650,027	$(121,747,435)	$(336,536)	$(12,433,944)	$-	$(12,433,944)
Net loss	-	-		(17,629,675)	-	(17,629,675)	-	(17,629,675)
Common shares issued for cash	8,363,560	-	241,889	-	-	241,889	-	241,889
Common shares issued for services	1,465,219	-	248,365	-	-	248,365	-	248,365
Common shares issued for trade payables	2,024,241	-	368,142	-	-	368,142	-	368,142
Common shares issued for earnout consideration	1,858,032	-	935,618	-	-	935,618	-	935,618
Foreign currency translation	-	-	-	-	(343)	(343)	-	(343)
Common shares issued for conversion of debentures and related party notes payable	63,764,773	-	17,564,048	-	-	17,564,048	-	17,564,048
Exercise of stock options	302,666	-	-	-	-	-	-	-
Exercise of restricted stock units	7,185,206	-	-	-	-	-	-	-
Stock compensation expense	-	-	967,579	-	-	967,579	-	967,579
Equity based compensation for restricted stock unit grants	-	-	1,470,020	-	-	1,470,020	-	1,470,020
Balance, December 31, 2025	257,947,996	$-	$131,445,688	$(139,377,110)	$(336,879)	$(8,268,301)	$-	$(8,268,301)

Activity for the Year Ended December 31, 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total equity attributable to shareholders of Leef	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Brands, Inc.	Interest	Equity

Balance, December 31, 2023	118,380,930	$-	$94,667,939	$(97,125,921)	$(343,850)	$(2,801,832)	$3,649,489	$847,657
Net loss	-	-		(24,621,514)	-	(24,621,514)	-	(24,621,514)
Common shares issued for cash	12,635,059	-	1,047,533	-	-	1,047,533	-	1,047,533
Common shares issued for services	1,500,000	-	333,333	-		333,333	-	333,333
Common shares issued for earnout consideration	17,491,400	-	1,900,000	-	-	1,900,000	-	1,900,000
Foreign currency translation	-	-	-		7,314	7,314	-	7,314
Common shares issued for conversion of notes payable and debentures	22,395,948	-	7,083,853	-	-	7,083,853	-	7,083,853
Acquisition of remaining non-controlling interest in Aya Biosciences	580,962	-	3,649,489	-	-	3,649,489	(3,649,489)	-
Stock compensation expense	-	-	428,108	-	-	428,108	-	428,108
Equity based compensation for restricted stock unit grants	-	-	539,772	-	-	539,772	-	539,772
Balance, December 31, 2024	172,984,299	$-	$109,650,027	$(121,747,435)	$(336,536)	$(12,433,944)	$-	$(12,433,944)

The accompanying notes are an integral part of these audited consolidated financial statements.

LEEF BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31, 2025	December 31, 2024

Cash Flows from Operating Activities
Net loss and comprehensive loss	$(17,629,675)	$(24,621,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,308,400	1,900,819
Share based compensation	2,685,964	1,301,213
Disposal of equipment	-	202,493
Change in deferred taxes	(116,385)	(128,395)
Loss on impairment of goodwill and intangible assets	2,337,264	2,414,485
Lease cost, net of repayment	(4,259)	34,387
Amortization and extinguishment of debt discounts	993,024	6,750,863
Change in fair value of derivative liability	(8,934,632)	6,113,485
Change in fair value of contingent consideration	-	(855,000)
Unrealized loss (gain) on crypto asset	99,061	(20,376)
Loss on extinguishment of convertible debentures	13,878,098	2,935,028
Loss on impairment of prepaid assets and notes receivable	-	246,899
Changes in operating assets and liabilities
Accounts receivable, net	801,890	135,516
Prepaid expenses and deposits	116,089	232,925
Deferred costs and other current assets	(1,800)	(507,186)
Inventory	821,605	(934,056)
Other assets	326,080	(76,385)
Accounts payable and other accrued liabilities	(511,252)	(363,768)
Holdback liability	(160,000)	-
Related party payables	108,354	767,508
Uncertain tax positions	2,545,279	3,421,953
Net cash provided by (used in) operating activities	(336,895)	(1,049,106)

Cash Flows from Investing Activities
Equipment purchase	(642,014)	(5,919,341)
Proceeds from sale of crypto currency	403,622	-
Investment in intangible assets	(510,831)	(346,777)
Net cash used in investing activities	(749,223)	(6,266,118)

Cash Flows from Financing Activities
Issuance of common shares	1,350,707	2,277,759
Financing arrangements	-	241,898
Proceeds from issuance of notes payable	749,630	1,325,574
Repayment of notes	(1,159,133)	(469,829)
Proceeds from issuance of related party note payable	-	249,900
Cash repayments of related party notes payable	(396,000)	-
Net cash provided by financing activities	545,204	3,625,302

Net increase (decrease) in Cash	(540,914)	(3,689,922)
Effect of foreign exchange translation	(343)	7,314
Cash, beginning of period	2,731,979	6,414,587

Cash, end of period	$2,190,722	$2,731,979

Supplemental disclosure of cash flow information
Cash paid for interest	$174,104	$168,038
Other non-cash investing and financing activities
Common shares issues for earnout consideration	$935,618	$-
Financed equipment	$433,112	$-
Non-cash note repayment	$50,423	$-
Reclass of accrued interest	$89,089	$-
Related party note issued in exchange for crypto currency	$405,650	$-
Related party note additions	$245,050	$-
Common shares issued for trade payables	$368,142	$-
Resale of note payable to related party	$350,000	$472,000
Conversion of convertible debentures and derivatives	$11,400,078	$7,083,853
Recognition of derivative liability for warrants issued	$1,108,818	$1,230,226
Acquisition of remaining interest in Aya Biosciences	$-	$3,649,489
Assumption of lease liability in exchange for right of use asset	$-	$268,129
Stock payable	$-	$1,900,000
Acquired licenses held for sale	$-	$1,445,483
Discount recognized on note payable	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

LEEF BRANDS, INC.

Notes to the Consolidated Financial Statements

As of and for the years ended December 31, 2025 and 2024

1.	Nature and Continuance of Operations

Leef Brands Inc. (the “Company”) (Formerly Icanic Brands Company Inc.) was incorporated on September 15, 2011, under the laws of the province of British Columbia and is registered extra-provincially under the laws of Ontario. The Company is a cannabis branded products manufacturer based in California. The Company is a public company whose common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “LEEF” which became effective December 7, 2022. The head office of the Company is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8.

These consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of normal business activities and the realization of assets and discharge of liabilities in the normal course of business. As of December 31, 2025, the Company has yet to generate a positive net income. The Company is actively seeking additional sources of financing. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, within one year of the issuance of the financial statements. Management is aware, in making its assessment, of uncertainties related to events or conditions that may cast substantial doubt upon the entity’s ability to continue as a going concern that these uncertainties are material and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore to realize its assets and discharge its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. See liquidity section of “Note 2 – Basis of Presentation” for further discussion on liquidity needs.

Reverse recapitalization

On April 20, 2022, the Company acquired all of the common stock of LEEF Holdings, Inc. (“LEEF”) pursuant to a merger agreement dated January 21, 2022, among the Company, its wholly-owned subsidiary, Icanic Merger Sub, Inc. and LEEF. The Company issued common shares, which at the time were subject to a contractual hold period in accordance with the terms of the merger agreement, with an initial one-eighth of the shares received to be released on the one-year anniversary of closing and the remaining shares to be released in equal one-eighth installments every three months thereafter.

Share Consolidation Plan

On October 29, 2024, the Company announced a 10:1 share consolidation plan. The Consolidation has consolidated the Company’s issued and outstanding common shares based on ten pre-consolidation shares for one post-consolidation share. The Consolidation aims to improve the Company’s capital structure, increase its attractiveness to institutional investors, and provide a more stable trading platform. Upon completion of the Consolidation, the Company had approximately 162,762,651 common shares issued and outstanding, subject to rounding adjustments. The Consolidation took effect November 18, 2024. Accordingly, all periods presented have been adjusted retroactively to reflect the 10:1 share consolidation plan.

2.	Basis of Presentation

Statement of compliance

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The policies set out below have been consistently applied to all periods presented unless otherwise noted.

Liquidity and going concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by equity investors and debt issuances. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained losses since inception and may require additional capital in the future. As of and for the year ended December 31, 2025, the Company had an accumulated deficit of $139,377,110, a net loss and comprehensive loss attributable to the Company of $17,629,675, and net cash used in operating activities of $336,895. Such uncertainties related to events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is generating cash from revenues and deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, product development and marketing.

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

Basis of presentation and measurement

These consolidated financial statements have been prepared on a historical cost basis except for derivative financial instruments, which are measured at fair value through earnings, as explained in the accounting policies below. Historical costs are generally based upon the fair value of the consideration given in exchange for goods and services. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, regardless of whether that price is directly observable or estimated using another valuation technique. In estimating the fair value of an asset or a liability, the Company takes into account the characteristics of the asset or liability if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Functional currency

All figures presented in the consolidated financial statements are reflected in United States dollars; however, the functional currency of the Company includes Canadian dollars and United States dollars. The Company’s subsidiaries functional currency is the United States dollar.

Transactions in foreign currencies are initially recorded in the Company’s functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the functional currency rate of exchange at the end of each reporting period. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when fair value is determined.

All gains and losses on translation of these foreign currency transactions are included in earnings.

On consolidation, the assets and liabilities of foreign operations reported in their functional currencies are translated into United States dollars, the Company’s presentation currency, at period-end exchange rates. Income and expenses, and cash flows of foreign operations are translated into United States dollars using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in accumulated other comprehensive loss.

Basis of consolidation

These consolidated financial statements as of December 31, 2025 and 2024 include the accounts of the Company, its wholly-owned subsidiaries. Subsidiaries are entities controlled by the Company. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements of subsidiaries are included in the audited annual financial statements from the date that control commences until the date that control ceases.

The following is a list of the Company’s wholly-owned and partially owned operating subsidiaries:

Name of Consolidated Subsidiary or Entity	Purpose	Jurisdiction	Attributable Interest
Aya Biosciences, Inc.	Pharmaceutical	US	100%
Anderson Development SB, LLC.	Cultivation	US	100%
Paleo Paw Corp.	CBD Wellness	US	100%
Payne Distribution, LLC.	Distribution	US	100%
LEEF Brands, Inc.	Holding Company	Canada	100%
LEEF Holdings, Inc.	Holding Company	US	100%
Preferred Brand LLC.	Manufacturing	US	100%
Seven Zero Seven, LLC.	Manufacturing	US	100%
LEEF Management, LLC.	Payroll	US	100%
1127466 B.C. Ltd.	Real Estate	Canada	100%
1200665 B.C. Ltd.	Real Estate	Canada	100%
SCRSB, LLC.	Cultivation	US	100%
The Leaf at 73740, LLC.	Dispensary	US	100%
Green Cross Nevada LLC.	Manufacturing	US	100%
V6E Holdings, LLC.	Manufacturing	US	100%
LEEF Labs NY LLC.	Manufacturing	US	100%
LEEF Labs NJ, LLC,	Manufacturing	US	100%
Eaton Processing LLC	Manufacturing	US	100%

All inter-company transactions and balances have been eliminated in the consolidated financial statement presentation.

Recently Adopted Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve the financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU 2023-07 beginning with its 2024 annual report.

ASU 2023-08

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires that crypto assets meeting certain criteria be measured at fair value, with changes in fair value recognized in net income each reporting period. The Company adopted ASU 2023-08 effective January 1, 2024, on a prospective basis.

Upon adoption, crypto assets are measured at fair value, with changes in fair value recorded within other income (expense) in the consolidated statements of operations. Adoption of this standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. Disclosures required by the ASU, including information about significant crypto asset holdings and changes therein, have been included in Note 8 – Intangible Assets to the consolidated financial statements.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Significant Accounting Policies

The preparation of the consolidated financial statements requires that the Company’s management make judgments and estimates of effects of uncertain future events on the carrying amounts of the Company’s assets and liabilities at the end of the reporting period. Actual future outcomes could differ from present estimates and judgments, potentially having material future effects on the Company’s consolidated financial statements. Estimates are reviewed on an ongoing basis and are based on historical experience and other facts and circumstances. Revisions to estimates and the resulting effects on the carrying amounts of the Company’s assets and liabilities are accounted for prospectively.

The significant accounting policies used by the Company are as follows:

Accounts receivable

Accounts receivable are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Financial assets measured at amortized cost are assessed for impairment at the end of each reporting period. Impairment provisions are estimated using the expected credit loss impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses take into account the Company’s collection history, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. Where applicable, the carrying amount of a trade receivable is reduced for any expected credit losses through the use of an allowance for doubtful accounts (“AFDA”) provision. Changes in the AFDA provision are recognized in the consolidated statement of operations and comprehensive income (loss). When the Company determines that no recovery of the amount owing is possible, the amount is deemed irrecoverable and the financial asset is written off. As of December 31, 2025 the Company recorded an allowance for doubtful accounts of $949,297 (December 31, 2024 - $1,144,531).

Inventory

Inventory is valued at the lower of cost and net realizable value. The Company’s inventory is comprised of cannabis related products and derivatives. The cost of inventory is calculated using the weighted average method and comprises all costs of purchase necessary to bring the goods to sale. Net realizable value represents the estimated selling price for products sold in the ordinary course of business less the estimated costs necessary to make the sale. Cost of cannabis biomass is comprised of initial third-party acquisition costs, plus analytical testing costs. Costs of extracted cannabis oil inventory are comprised of initial acquisition cost of the biomass and all direct and indirect processing costs including labor related costs, consumables, materials, packaging supplies and analytical testing costs. Packaging and supplies are initially valued at cost and subsequently at the lower of cost and net realizable value.

Management uses the most reliable evidence available in determining the net realizable value of inventories. Actual selling prices may differ from estimates, based on market conditions at the time of sale. Allowances are made against obsolete or damaged inventory and charged to cost of sales. As of December 31, 2025 and 2024, the Company recorded a reserve inventory in the amount of $54,698 and $143,115, respectively.

Financial instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Inputs for the asset or liability that are not based on observable market data.

For further details, see Note 16 – Financial Instruments and Financial Risk Management

Property and equipment

The Company records property and equipment at cost less accumulated amortization and accumulated impairment losses. It recognizes amortization to write off the cost of assets less their residual values over their useful lives. The depreciation rates applicable to each category of property and equipment are as follows:

Buildings	15 – 20 years
Office furniture and software	3 – 5 years
Machinery and equipment	10 years
Vehicles	8 years
Construction in progress	Not depreciated
Leasehold improvements	Shorter of lease term or economic life

An item of property and equipment is de-recognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset, determined as the difference between the net disposal proceeds and the carrying amount of the asset, is recognized in income (loss) from operations. Where an item of property and equipment and deferred costs consist of major components with different useful lives, the components are accounted for as separate items of property and equipment and deferred expenditures. Expenditures incurred to replace a component of an item of property and equipment that is accounted for separately, including major inspection and overhaul expenditures, are capitalized.

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is allocated to the reporting unit or group of reporting units which are expected to benefit from the synergies of the combination. Goodwill is not subject to amortization.

The goodwill balance is assessed for impairment annually or when facts and circumstances indicate that it is impaired. Goodwill is tested for impairment at a reporting unit level by comparing the carrying value to the recoverable amount, which is determined as the of fair value less costs of disposal. Any excess of the carrying amount over the recoverable amount is the impaired amount. The recoverable amount estimates are categorized as Level 3 according to the fair value hierarchy. Impairment charges are recognized in the consolidated statements of operations and comprehensive income (loss). Goodwill is reported at cost less any accumulated impairment. Goodwill impairments are not reversed. As of December 31, 2024, the Company determined that its remaining goodwill balance of $1,567,485 was fully impaired.

Intangible assets

The Company’s intangible assets consist of trademarks and licenses. Intangible assets acquired are measured on initial recognition at cost, while the cost of intangible assets acquired in a business combination is initially recorded at their fair values as at the date of acquisition. It recognizes amortization to write off the cost of assets less their residual values over their useful lives, using certain methods and rates. The intangible assets as of December 31, 2025 and 2024 were a trademark and license which have been determined to have a 10-year useful life.

An intangible asset is derecognized on disposal or when no future economic benefits are expected from use or disposal. Any gain or loss arising from the derecognition of an intangible asset is measured as the difference between the net disposal proceeds and the carrying amount of the asset and is recognized in income (loss) from operations. Following initial recognition, intangible assets with indefinite useful lives are carried at cost less accumulated amortization and any accumulated impairment losses.

Digital assets

Effective January 1, 2024, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Crypto assets are initially recorded at cost, including any transaction fees. This update requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recognized in net income each reporting period. Fair value is determined using prices quoted in active markets at the reporting date.

The Company holds digital assets that meet the scope of this guidance. These assets are:

●	Intangible in nature
●	Do not provide enforceable rights to goods or services
●	Are created or reside on a distributed ledger
●	Are secured through cryptography
●	Are fungible
●	Are not issued by the reporting entity or its related parties

Impairment of long-lived assets

Goodwill and intangible assets that have an indefinite useful life are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. Other assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For the purpose of testing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (reporting unit). An impairment loss is recognized for the amount, if any, by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the asset’s fair value less cost to sell. The Company will assess for further impairment on an annual basis or as unexpected events happen.

Leases

The Company assesses whether a contract is or contains a lease at inception of the contract, as well as whether each lease represents an operating lease or a finance lease in accordance with ASC 842, Leases. A lease is recognized as a right-of-use asset and corresponding liability at the commencement date. The Company has operating leases for certain facilities. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Each finance lease payment included in the lease liability is apportioned between the repayment of the liability and a finance cost. The finance cost is recognized in “interest expense” in the consolidated statements of operations and comprehensive income (loss) over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability. Lease liabilities represent the net present value of fixed lease payments (including in-substance fixed payments); variable lease payments based on an index, rate, or subject to a fair market value renewal condition; amounts expected to be payable by the lessee under residual value guarantees, the exercise price of a purchase option if the lessee is reasonably certain to exercise that option, and payments of penalties for terminating the lease, if it is probable that the lessee will exercise that option.

The Company’s lease liability is recognized net of lease incentives receivable. The lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the lessee’s incremental borrowing rate. The period over which the lease payments are discounted is the expected lease term, including renewal and termination options that the Company is reasonably certain to exercise.

Payments associated with short-term leases and leases of low-value assets are recognized as an expense on a straight-line basis in general and administration and sales and marketing expense in the consolidated statements of operations and comprehensive income (loss). Short-term leases are defined as leases with a lease term of 12 months or less.

Variable lease payments that do not depend on an index, rate, or subject to a fair market value renewal condition are expensed as incurred and recognized in costs of goods sold, general and administration or sales and marketing expense, as appropriate given how the underlying leased asset is used, in the consolidated statement of comprehensive loss.

Right-of-use assets are measured at cost, which is calculated as the amount of the initial measurement of lease liability plus any lease payments made at or before the commencement date, any initial direct costs and related restoration costs. The right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the useful life of the underlying asset. The depreciation is recognized from the commencement date of the lease.

Derivatives

Derivatives are initially measured at fair value and are subsequently remeasured at fair value. If the transaction price does not equal to fair value at the point of initial recognition, management measures the fair value of each component of the investment and any unrealized gains or losses at inception are either recognized in comprehensive income (loss) or deferred and recognized over the term of the investment, depending on whether the valuation inputs are based on observable market data. The resulting unrealized gain or loss at inception and subsequent changes in fair value are recognized in profit or loss for the period.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the Consolidated Statements of Financial Position date. Critical estimates and assumptions used in the model are discussed in “Note 11 – Derivative Liabilities”.

Convertible debentures

Convertible debentures are financial instruments that are accounted for separately dependent on the nature of their components. The identification of such components embedded within a convertible debenture requires significant judgment given that it is based on the interpretation of the substance of the contractual agreement. Where the conversion option has a fixed conversion rate, the financial liability, which represents the obligation to pay coupon interest on the convertible debentures in the future, is initially measured at its fair value and subsequently measured at amortized cost. The residual amount is accounted for as an equity instrument at issuance. Where the conversion option has a variable conversion rate, the conversion option is recognized as a derivative liability measured at fair value. The determination of the fair value is also an area of significant judgment given that it is subject to various inputs, assumptions and estimates including contractual future cash flows, discount rates, credit spreads and volatility.

Fees directly attributable to the transactions are apportioned to the financial liability, derivative liability and equity components in proportion to the allocation of proceeds.

Additional Paid-In Capital

Common shares are classified as equity. Transaction costs directly attributable to the issue of common shares and share options are recognized as a deduction from equity, net of any tax effects.

Where additional paid-in capital is issued, or received, as non-monetary consideration and the fair value of the asset received or given up is not readily determinable, the fair market value of the shares is used to record the transaction. The fair market value of the shares is based on the trading price of those shares on the appropriate stock exchange on the date of the agreement to issue or receive shares as determined by the board of directors.

Foreign currency

These consolidated financial statements are presented in U.S. dollars, which is also one of the functional currencies of the certain subsidiaries along with Canadian dollars being the functional currency for other subsidiaries. Each subsidiary determines its own functional currency and items included in the financial statements of each subsidiary are measured using that functional currency.

i)	Transactions and Balances in Foreign Currencies

Foreign currency transactions are translated into the functional currency of the respective entity, using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items at year-end exchange rates are recognized in income (loss) from operations. Non-monetary items measured at historical cost are translated using the exchange rates at the date of the transaction and are not retranslated. Non-monetary items measured at fair value are translated using the exchange rates at the date when fair value was determined.

ii)	Foreign operations

On consolidation, the assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate prevailing at the reporting date and their income statements are translated at exchange rates prevailing at the dates of the transactions. The exchange differences arising on the translation are recognized in other comprehensive income and accumulated in the foreign currency translation reserve in equity. On disposal of a foreign operation, the component of other comprehensive income relating to that particular foreign operation is recognized in earnings and recognized as part of the gain or loss on disposal.

Income Taxes

Tax expense recognized in income (loss) from operations comprises the sum of current and deferred taxes not recognized in other comprehensive income or directly in equity.

Current Tax

Current tax assets and/or liabilities comprise those claims from, or obligations to, fiscal authorities relating to the current or prior reporting periods that are unpaid at the reporting date. Current tax is payable on taxable profit, which differs from income (loss) from operations in the financial statements. Calculation of current tax is based on tax rates and tax laws that have been enacted or substantively enacted by the end of the reporting period.

Deferred Tax

Deferred taxes are calculated using the liability method on temporary differences between the carrying amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are calculated, without discounting, at tax rates that are expected to apply to their respective period of realization, provided they are enacted or substantively enacted by the end of the reporting period. Deferred tax liabilities are always provided for in full.

Deferred tax assets are recognized to the extent that it is probable that they will be able to be utilized against future taxable income. Deferred tax assets and liabilities are offset only when the Company has a right and intention to offset current tax assets and liabilities from the same taxation authority.

Changes in deferred tax assets or liabilities are recognized as a component of tax income or expense in net income (loss), except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively.

Revenue recognition

The Company generates revenue primarily from the sale of cannabis related activities. The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

1.	Identify the contract with a customer;
2.	Identify the performance obligation(s) in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligation(s) in the contract; and
5.	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenue from the sale of cannabis is generally recognized when control over the goods has been transferred to the customer. Payment for sales is typically due prior to shipment. Payment for wholesale transactions is due within a specified time period as permitted by the underlying agreement and the Company’s credit policy upon the transfer of goods to the customer. The Company generally satisfies its performance obligation and transfers control to the customer upon delivery and acceptance by the customer. Revenue is recorded at the estimated amount of consideration to which the Company expects to be entitled.

Bulk product and white label services revenue

The Company recognizes revenue from bulk product sales and white label services. Product sales are generally recognized when the Company satisfies the performance obligations and transfers control over the goods to the customer upon delivery and acceptance by the customer. Revenue is recorded at the estimated amount of consideration to which the Company expects to be entitled. Returns are performed when the product does not meet the requested type, concentration, etc. and ordered by the customer. Returns and exchanges are reported and recorded at the same time as revenue transactions.

Share-based Compensation

As part of its remuneration, the Company grants restricted stock units and also stock options and warrants to buy common shares of the Company to its employees. An individual is classified as an employee when the individual is an employee for legal or tax purposes (direct employee) or provides services similar to those performed by a direct employee, including directors of the Company. The fair value of employee services is determined indirectly by reference to the fair value of the equity instruments granted. This fair value is measured at the grant date, using the Black-Scholes option pricing model, and is recognized over the vesting period.

Equity-settled share-based payment transactions with parties other than employees are measured at the fair value of the goods or services received, except where that fair value cannot be estimated reliably, in which case they are measured at the fair value of the equity instrument granted or vested if the option vests over a period. This fair value is measured at the grant date, using the Black-Scholes option pricing model, and is recognized over the vesting period.

All share-based remuneration is ultimately recognized as an expense in the consolidated statements of operations and comprehensive income (loss) with a corresponding credit to contributed surplus. Upon exercise of share options, the proceeds received net of any directly attributable transactions costs and the amount originally credited to contributed surplus are allocated to share capital. When options expire unexercised the related value remains in additional paid-in capital.

Business combination

A business combination is a transaction or event in which an acquirer obtains control of one or more businesses and is accounted for using the acquisition method. The total consideration paid for the acquisition is the fair value equity instruments issued in exchange for control of the acquiree at the acquisition date. The acquisition date is the date when the Company obtains control of the acquiree. The identifiable assets acquired, and liabilities assumed are recognized at their acquisition date fair values, except for deferred taxes and share-based payment awards where GAAP provides exceptions to recording the amounts at fair value. Goodwill represents the difference between total consideration paid and the fair value of the net-identifiable assets acquired. Acquisition costs incurred are expensed in the consolidated statement of operations and comprehensive income (loss).

Contingent consideration is measured at its acquisition date fair value and is included as part of the consideration transferred in a business combination, subject to the applicable terms and conditions. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 825, Financial Instruments, with the corresponding gain or loss recognized in the consolidated statements of operations and comprehensive income (loss).

Based on the facts and circumstances that existed at the acquisition date, management will perform a valuation analysis to allocate the purchase price based on the fair values of the identifiable assets acquired and liabilities assumed on the acquisition date. Management has one year from the acquisition date to confirm and finalize the facts and circumstances that support the finalized fair value analysis and related purchase price allocation. Until such time, these values are provisionally reported and are subject to change. Changes to fair values and allocations are retrospectively adjusted in subsequent periods.

In determining the fair value of all identifiable assets acquired and liabilities assumed, the most significant estimates generally relate to contingent consideration and intangible assets. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value. Identified intangible assets are fair valued using appropriate valuation techniques which are generally based on a forecast of the total expected future net cash flows of the acquiree. Valuations are highly dependent on the inputs used and assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

Acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions. Consideration paid for an asset acquisition is allocated to the individual identifiable assets acquired and liabilities assumed based on the fair value of the goods and services received. Asset acquisitions do not give rise to goodwill. Any consideration paid in excess of the identifiable assets and liabilities assumed is expensed to the consolidated statements of operations and comprehensive income (loss).

Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Earnings (loss) per share

The Company calculates basic earnings (loss) per share by dividing the loss for the period by the weighted average number of common shares outstanding during the year. It calculates diluted earnings (loss) per share in a similar manner, except that it increases the weighted average number of common shares outstanding, using the treasury stock method, to include common shares potentially issuable from the assumed exercise of stock options and other instruments, if dilutive. For the periods ended December 31, 2025 and 2024, these potential issuances are “anti-dilutive” as they would decrease the earnings (loss) per share; consequently, the amounts calculated for basic and diluted loss per share are the same.

Significant accounting judgments and estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the year. Although management uses historical experience and its best knowledge of the amount, events or actions to form the basis for judgments and estimates, actual results may differ from these estimates. Actual future outcomes could differ from present estimates and judgments, potentially having material future effects on the Company’s consolidated financial statements. Revisions to estimates and the resulting effects on the carrying amounts of the Company’s assets and liabilities are accounted for prospectively.

The following are the critical judgments and estimates that management has made in the process of applying the Company’s accounting policies and that have the most significant effect on the amounts recognized in the consolidated financial statements:

Business combinations and asset acquisitions

Judgement is required to determine if the Company’s acquisition represented a business combination or an asset purchase.

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent external valuation expert may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. In certain circumstances where estimates have been made, the Company may obtain third-party valuations of certain assets, which could result in further refinement of the fair-value allocation of certain purchase prices and accounting adjustments.

Functional Currency Translations

The functional currency of the Company and each of the Company’s subsidiaries is the currency of the primary economic environment in which the respective entity operates. Such determination involves certain judgements to identify the primary economic environment. The Company reconsiders the functional currency of an entity if there is a significant change in the events and/or conditions which determine the primary economic environment. In the event of a change of functional currency, the Company revaluates the classification of financial instruments. Upon the change in the parent Company’s functional currency during the year, the financing warrants, which were initially classified as a derivative liability on the consolidated statements of financial position, were reassessed and reclassified as equity instruments at the fair value on the date of the functional currency change.

Inventory

Inventory is carried at the lower of cost or net realizable value. The determination of net realizable value involves significant management judgement and estimates, including the estimation of future selling prices.

Valuation of share-based payments

The Company uses the Black-Scholes Option Pricing Model for valuation of share-based payments. Option pricing models require the input of subjective assumptions including expected price volatility, and interest rate. The Company determines the term of share-based payments in accordance with ASC 718, Stock Compensation (the “plain vanilla” method). Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings and equity reserves.

The valuation of shares and other equity instruments issued in non-cash transactions. Generally, the valuation of non-cash transactions is based on the value of the goods or services received. When non-cash transactions are entered into with employees and those providing similar services, the non-cash transactions are measured at the fair value of the consideration given up using market prices.

Estimated useful life of long-lived assets

Judgment is used to estimate each component of a long-lived asset’s useful life and is based on an analysis of all pertinent factors including, but not limited to, the expected use of the asset and in the case of an intangible asset, contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost, and renewal history. If the estimated useful lives were incorrect, it could result in an increase or decrease in the annual amortization expense, and future impairment charges or recoveries.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the asset may not be recoverable. For the purpose of measuring recoverable amounts, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units). The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use (being the present value of the expected future cash flows of the relevant asset or cash-generating unit). An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount.

Contingent liability

Contingent liabilities are accrued for liabilities with uncertain timing or amounts, if, in the opinion of management, it is both probable that a future event will confirm that a liability had been incurred at the date of the consolidated financial statements and the amount can be reasonably estimated. In cases where it is not possible to determine whether such a liability has occurred, or to reasonably estimate the amount of loss until the performance of some future event, no accrual is made until that time. In the ordinary course of business, the Company may be party to legal proceedings which include claims for monetary damages asserted against the Company. The adequacy of provisions is regularly assessed as new information becomes available.

Fair values

The individual fair values attributed to the different components of a financing transaction, notably derivative financial instruments, convertible debentures and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and derive estimates. Significant judgment is also used when attributing fair values to each component of a transaction upon initial recognition, measuring fair values for certain instruments on a recurring basis and disclosing the fair values of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of instruments that are not quoted or observable in an active market. See “Note 16 – Financial Instruments and Financial Risk Management” for summaries of the Company’s financial instruments as of December 31, 2025 and 2024.

Allowance for doubtful accounts

The Company makes estimates for allowances that represent its estimate of potential losses in respect of trade receivables. The main components of this allowance are a specific loss component that relates to individually significant exposures, and a collective loss component established for groups of similar assets in respect of losses that may have been incurred but not yet specifically identified. The Company’s allowance is determined by historical experiences, and considers factors including the aging of the balances, the customer’s creditworthiness, current economic conditions, expectation of bankruptcies and the economic volatility in the markets/locations of customers.

Segmented Information

The Company currently operates in two reportable segments: wholesale concentrates and retail. The wholesale concentrate segment includes the propagation, nursery, flowering canopy, drying, processing, manufacturing and distribution of cannabis concentrates. The retail segment includes Company owned and operated retail cannabis store in the state of California. Certain economic characteristics such as production processes, types of products, classes of customers as well as distribution models differ between segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is the Company’s chief executive officer and chief financial officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. As of December 31, 2025 and 2024, all of the Company’s operations are in the United States of America in the State of California and New York. Intercompany sales and transactions are eliminated in consolidation. See Note 22 - Segment Information for further information. The allocation of segment assets was determined to not be relevant in the CODM’s determination of operating segments. As a result, no segment asset information has been disclosed.

4.	Conversion from IFRS to GAAP

The Company has retrospectively converted its Consolidated Financial Statements from International Financial Reporting Standards (“IFRS”) to GAAP.

The significant differences between IFRS and GAAP as they related to these financial statements are as follows:

(a)	Leases

Under IFRS, prior to the adoption of GAAP, the Company, as lessee, applied the single lease model that is similar to the accounting for a finance lease under GAAP. The expense recognition presented a higher portion of the total expense earlier in the term as a combination of straight-line depreciation of the right-of-use asset and the effective interest rate method applied to the lease liability results in a decreasing rate of interest expense recognition throughout the lease term.

Under GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and an interest component, on a straight-line basis throughout the term. This resulted in lease expense being reclassified from interest expense into operating expense under GAAP which decreased interest expense by $467,889 for the year ended December 31, 2023. Additionally, due to the change in the expense recognition method, the total resulting decrease in lease related expense from the transition from IFRS to GAAP was $200,177 for the year ended December 31, 2023.

Additionally, under GAAP, the right-of-use asset is reported separately on the consolidated balance sheet from property and equipment. Accordingly, this balance was split out separately as of December 31, 2023.

(b)	Notes Payable

On May 25, 2023, the Company entered into a Loan Agreement with ADSB for a total of $7,000,000 which is zero-interest bearing. The loan was issued in connection with 5,687,500 detached warrants which are immediately exercisable at a price of CAD$0.80 per share (USD $0.60) for a period of 60 months from the date of issuance. Upon full repayment of the loan the Company will transfer 720,000 Class A Units of ADSB to the lender. Under IFRS, the repayment provisions of the loan contained sufficient uncertainty such that neither the warrants nor the ADSB transfer were determined to create a debt discount against the note.

Under GAAP, both the warrants and the ADSB transfer were determined to create a debt discount totaling $3,809,659 that is amortized over the term of the loan. During the year ended December 31, 2023, amortization of the debt discount of $662,549 was recorded.

(c)	Warrants

During 2023, the Company issued warrants to purchase the Company’s common stock for a total of 6,462,898 shares. Under IFRS, these warrants were accounted for by recording stock based compensation of $957,517. Due to the warrants being exercisable in a currency other than the Company’s functional currency, under GAAP, these warrants were accounted for as a derivative liability to be recorded at fair value upon issuance and adjusted to fair value at each reporting date. Accordingly, stock based compensation for the year ended December 31, 2023 was reduced by $957,517 and a derivative liability of $946,649 was established as of December 31, 2023.

(d)	Amortization of Intangible Assets

Under IFRS, the tradename and license intangible assets acquired in connection with the acquisition of The Leaf in January 2023 (see Note 8) were determined to have an indefinite life and were not subject to amortization. Under GAAP, these intangible assets were determined to have a definite life, which was determined to be a useful life of 10 years. Accordingly, intangible amortization for the year ended December 31, 2023 of $339,000 was recorded.

(e)	Income Taxes

Prior to the adoption of GAAP, the Company accounted for income taxes pursuant to International Accounting Standard 12, Income Taxes (“IAS 12”), International Financial Reporting Interpretations Committee 23, Uncertainty over Income Tax Treatments (“IFRIC 23”), and International Accounting Standard 34, Interim Reporting (“IAS 34”). Upon the adoption of GAAP, the Company now accounts for income taxes pursuant to Accounting Standards Codification 740, Income Taxes (“ASC 740”) as noted below:

(i)	Deferred Tax

Deferred tax has been adjusted to remove any backwards tracing components that are permitted under IAS 12 and prohibited under ASC 740. Specifically, backwards tracing is prohibited with regard to adjustments to the beginning of the year balance of a valuation allowance because of a change in judgment about the realizability of related deferred tax assets in future years.

(ii)	Valuation Allowance

The realizability of deferred tax assets was considered under GAAP and the determination to maintain a full valuation allowance in the United States was made. This is a substantially similar result under IFRS. For footnote presentation purposes, all deferred tax assets, liabilities, and valuation allowances are now reported on a gross basis rather than a net basis.

(iii)	Uncertain Tax Positions

The Company recognizes and measures any uncertain tax positions in accordance with ASC 740 rather than IFRIC 23. Accordingly, the Company recognizes and measures uncertain tax positions based on a two-step process outlined in the Income Tax section of the Significant Accounting Policies.

(iv)	Stock Based Compensation

Under IFRS, the measurement of the stock-based compensation deferred tax asset is based on an estimate of the future tax deduction based on the current stock price at each reporting period. When the expected tax benefits from equity awards exceed the recorded cumulative recognized expense multiplied by the tax rate, the tax benefit up to the amount of the tax effect of the cumulative book compensation expense is recorded in the consolidated statement of operations and comprehensive income (loss); the excess is recorded in equity. When the expected tax benefit is less than the tax effect of the cumulative amount of recognized expense, the entire tax benefit is recorded in the consolidated statement of operations and comprehensive income (loss).

Under GAAP, the Company measures the stock-based compensation deferred tax asset based on the amount of compensation cost recognized for financial statement purposes. Changes in stock price do not result in a remeasurement of the related deferred tax asset. Upon settlement of expiration, excess tax benefits and tax deficiencies are recognized within the provisions for income taxes.

(v)	Other Pre-tax Changes

The tax effects resulting from other accounting changes to pre-tax income are included in the tax provision under GAAP.

The reconciliation between IFRS net loss and GAAP net loss for the year ended December 31, 2023 in the Company’s consolidated statements of operations and comprehensive income (loss) is as follows:

	Note	Year Ended December 31, 2023
Net loss and comprehensive loss - IFRS		$(34,206,432)
Operating expenses	(a), (c), (d)	281,088
Interest expenses	(a), (b)	(185,660)
Change in fair value of derivative liability	(c)	(946,649)
Other immaterial changes		88,568
Net loss and comprehensive loss - GAAP		$(34,969,085)

Net losses per share were as follows:

	Years Ended December 31, 2023
	IFRS	GAAP
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(0.30)	$(0.30)

Conversion adjustments impacting the Company’s consolidated balance sheet as of January 1, 2024 were as follows:

	Note	IFRS	Adjustments	GAAP
Assets:
Accounts receivable, net		$2,441,490	$88,568	$2,530,058
Property and equipment, net	(a)	23,856,852	(1,969,265)	21,887,587
Right of use assets, net	(a)	-	2,447,069	2,447,069
Intangible assets, net	(d)	3,390,000	(339,000)	3,051,000
Total conversion adjustments			$227,372

Liabilities and Stockholders’ Equity:
Accounts payable and other accrued liabilities		$6,924,900	$60,717	$6,985,617
Lease liabilities, short term	(a)	175,858	32,766	208,624
Lease liabilities, net of current portion	(a)	2,104,789	244,861	2,349,650
Notes payable, net of current	(b)	11,210,000	(3,147,110)	8,062,890
Derivative liabilities, long term	(c)	147,667	946,649	1,094,316
Share capital	(b), (c)	91,815,797	2,852,142	94,667,939
Accumulated deficit	(a), (b), (c), (d)	(96,363,268)	(762,653)	(97,125,921)
Total conversion adjustments			$227,372

5.	Property and Equipment

As of December 31, 2025 and 2024, the property and equipment consists of the following:

Cost	Buildings and land	Office equipment and software	Machinery and equipment	Vehicles	Leasehold improvements	Total
Balance as of January 1, 2024	$21,928,937	$230,323	$5,231,077	$287,535	$692,886	$28,370,758
Additions	4,042,955	-	1,582,988	293,398	-	5,919,341
Disposals and transfers	1,682,826	(10,885)	(1,202,765)	16,217	(687,886)	(202,493)
Balance as of December 31, 2024	$27,654,718	$219,438	$5,611,300	$597,150	$5,000	$34,087,606
Additions	165,729	10,603	716,682	182,112	-	1,075,126
Disposals and transfers	(184,583)	-	-	-	-	(184,583)
Balance as of December 31, 2025	$27,635,864	$230,041	$6,327,982	$779,262	$5,000	$34,978,149

Accumulated Depreciation
Balance as of January 1, 2024	$(4,234,199)	$(156,130)	$(1,958,989)	$(133,853)	$-	$(6,483,171)
Depreciation	(1,504,289)	(27,854)	52,013	(77,132)	(4,557)	(1,561,819)
Balance as of December 31, 2024	$(5,738,488)	$(183,984)	$(1,906,976)	$(210,985)	$(4,557)	$(8,044,990)
Depreciation	(1,401,997)	(26,017)	(576,282)	(71,690)	(443)	(2,076,429)
Disposals and transfers	204,610	-	-	(20,027)	-	184,583
Balance as of December 31, 2025	$(6,935,875)	$(210,001)	$(2,483,258)	$(302,702)	$(5,000)	$(9,936,836)

Net Book Value
December 31, 2025	$20,699,989	$20,040	$3,844,724	$476,560	$-	$25,041,313
December 31, 2024	$21,916,230	$35,454	$3,704,324	$386,165	$443	$26,042,616

There was depreciation expense and amortization expense for the years ended December 31, 2025 and 2024 of $2,076,429 and $1,561,819, respectively. These amounts were included as both cost of goods sold ($1,048,103 and $859,835 respectively) and operating expenses ($1,260,298 and $1,040,984 respectively) on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024.

6.	Inventory

As of December 31, 2025 and 2024, inventory consists of the following:

	December 31, 2025	December 31, 2024
Raw materials	$889,784	$1,349,923
Work-in-process	1,114,745	1,243,542
Finished goods – cannabis related products	1,346,360	1,629,452
Total inventory	$3,350,889	$4,222,917

7.	Goodwill

As of December 31, 2025 and 2024, goodwill was $0, respectively. For the year ended December 31, 2024, the Company recorded a $1,567,485 impairment loss on the balance of goodwill. See “Note 3 – Significant Accounting Policies” for managements position on impairment of long-lived assets.

8.	Intangible Assets

As of December 31, 2025 and 2024, intangible assets were $1,122,199 and $2,232,153, respectively. During the years ended December 31, 2025 and 2024, the Company acquired Bitcoin cryptocurrency at a cost of $616,481 and $346,777, respectively. In accordance with ASC 350-50, Intangible Assets — Digital Assets, the Company accounts for Bitcoin at fair value, recognizing both increases and decreases in value in the statement of operations, and has determined that Bitcoin has an indefinite useful life. As of December 31, 2024, management determined that a $847,000 impairment was deemed necessary for trademark intangible assets. As of December 31, 2025, management determined that a $1,291,781 impairment was deemed necessary for one of its license intangible assets.

As of December 31, 2025 and 2024, intangible assets consisted of the following:

Cost	Tradenames	Licenses	Crypto Currency	Total
Balance as of January 1, 2024	$1,540,000	$1,850,000	$-	$3,390,000
Additions	-	-	346,777	346,777
Change in value	-	-	20,376	20,376
Impairment	(847,000)	-	-	(847,000)
Balance as of December 31, 2024	$693,000	$1,850,000	$367,153	$2,910,153
Additions	-	300,000	616,481	916,481
Change in value	-	-	(99,061)	(99,061)
Impairment	-	(1,850,000)	-	(1,850,000)
Disposal	-	-	(403,622)	(403,622)
Balance as of December 31, 2025	$693,000	$300,000	$480,951	$1,473,951

Accumulated Depreciation
Balance as of January 1, 2024	$(154,000)	$(185,000)	$-	$(339,000)
Amortization	(154,000)	(185,000)	-	(339,000)
Balance as of December 31, 2024	$(308,000)	$(370,000)	$-	$(678,000)
Amortization	(43,752)	(188,219)	-	(231,971)
Impairment	-	558,219		558,219
Balance as of December 31, 2025	$(351,752)	$-	$-	$(351,752)

Net Book Value
December 31, 2025	$341,248	$300,000	$480,951	$1,122,199

December 31, 2024	$385,000	$1,480,000	$367,153	$2,232,153

Future amortization of intangible assets are as follows:

Year Ending December 31,
2026	$78,125
2027	78,125
2028	78,125
2029	78,125
2030	78,125
Thereafter	250,623

Total Future Amortization	$641,248

9.	Assets Held for Sale

As of December 31, 2025 and 2024, the Company has classified certain long-lived assets as held for sale in accordance with ASC 360-10-45-9. These assets met the criteria for classification as held for sale, including management’s commitment to a plan to sell, active marketing at a price reasonable in relation to fair value, and the expectation that the sale will be completed within one year. The asset held for sale consists of a cultivation and processing cannabis license located in Clark County, Nevada, with a carrying value of $1,445,483 as of December 31, 2024. These licenses are not currently being utilized in the Company’s operations, and management is actively pursuing a sale to a third party. In the previous years, the licenses were included in the acquisition deposit line item on the balance sheet, as the transfer of the licenses had not yet been completed. Following the successful transfer in 2024, the assets were reclassified to assets held for sale.

During the year ended December 31, 2025, the Company management determined that a $1,045,483 impairment was deemed necessary, leaving a balance outstanding as of December 31, 2025 of $400,000.

10.	Accounts Payable and Other Accrued Liabilities

As of December 31, 2025 and 2024, accounts payable and other accrued liabilities consists of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$2,829,212	$3,511,303
Accrued liabilities	1,939,322	3,102,490
Total accounts payable and other accrued liabilities	$4,768,534	$6,613,793

11.	Derivative liabilities

During June 2019, the Company entered into a private placement financing by issuing approximately $14,671,000 senior secured convertible debentures (see “Note 13 - Convertible Debentures”) and 14,671 share purchase warrants that contain a non-fixed conversion ratio into the Company’s shares and exercise price, respectively. During September 2022, 75% of the senior secured convertible debentures balance was modified such that that the conversion price into the Company’s common stock was denominated in a currency other than the Company’s functional currency. As a result, the conversion options did not have a fixed conversion rate.

In accordance with ASC 825, Financial Instruments, a contract to issue a variable number of equity shares fails to meet the definition of equity. Accordingly, such a contract or instrument would be accounted for as a derivative liability and measured at fair value with changes in fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss at each period-end.

During the years ended December 31, 2025 and 2024, the Company issued 68,758,339 and 35,751,969, respectively, additional warrants that contain a non-fixed conversion ratio in that the conversion price into the Company’s stock was denominated in a currency other than the Company’s functional currency.

The Company used Monte Carlo to estimate the fair value of the derivative liabilities for the senior secured convertible debentures. The Company used the Black-Scholes model to estimate the fair value of the derivative liabilities for the warrants. The Monte Carlo and Black-Scholes pricing models use Level 3 inputs in their valuation models.

The following assumptions were used by management to determine the fair value of the derivative liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Expected stock price volatility	45.32% - 242.68%	104.62% - 186.74%
Risk-free annual interest rate	3.47% - 4.41%	3.99% - 5.42%
Expected life (years)	0.03 – 3.15	0.28 – 3.39
Share price	$ 0.10 - $0.23	$ 0.07 - $0.21

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of the derivative liabilities is as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Balance as of beginning of period	$9,007,907	$1,094,316
Change in fair value	(8,934,632)	6,113,485
Loss from extinguished liability	7,711,508	2,895,140
Conversion to common stock and warrants	-	(3,149,687)
Initial recognition of debenture warrants	-	824,427
Initial recognition of new warrants	1,108,817	1,230,226

Balance as of end of the period	8,893,600	9,007,907
Less: Derivative liabilities, short term	-	-
Derivative liabilities, long term	$8,893,600	$9,007,907

12.	Notes Payable

As of December 31, 2025 and 2024 notes payable consisted of the following:

	December 31, 2025	December 31, 2024

Secured promissory notes dated November 2018 through September 2024 issued to finance equipment acquisitions which mature from December 2023 through October 2030, and bear interest of 3.12% to 10.99% with principal and interest payments due monthly.	$285,666	$225,140
Small Business Administration loan which bears interest at 1% with interest payments due monthly.	11,000	11,000
Secured promissory note dated May 25, 2023, which matures in May 2028	5,840,539	4,846,714
Secured promissory note dated September 19, 2023, which matures in September 2028 and bears interest of 4%	4,199,000	4,199,000
Secured promissory note dated July 8, 2024, which matures in June 2025 and bears interest of 15%	-	249,900
Secured promissory note dated July 3, 2024, which matures in July 2026 and bears interest of 10%	-	1,000,000
Secured promissory note dated September 20, 2024, which matures on September 19, 2025 and bears interest of 19%	27,892	52,283
Secured promissory note dated April 2025, which matures in March 2026 and bears interest of 12%	65,326	-
Secured promissory note dated April 2025, which matures in August 2026 and bears interest of 20%	308,989	-
Secured promissory note dated May 2025, which matures in April 2027 and bears interest of 16%	46,344	-
Total Notes payable	$10,784,756	$10,584,037
Less current portion	(1,001,395)	(1,337,490)

Total notes payable, net of current	$9,783,361	$9,246,547

A reconciliation of the beginning and ending balances of notes payable for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Balance as of beginning of period	$10,584,037	$8,884,513
Proceeds from notes payable	-	1,325,574
Non-cash note additions	245,050	-
Financed equipment	433,112	-
Financing arrangements	-	241,898
Amortization of debt discount	993,024	993,823
Resale of note payable to related party	(350,000)	(472,000)
Interest classified to debt	89,089	80,058
Non-cash note repayment	(50,423)	-
Cash repayments	(1,159,133)	(469,829)
Balance as of end of period	$10,784,756	$10,584,037

On May 25, 2023, the Company entered into a Loan Agreement with ADSB for a total of $7,000,000 which is zero-interest bearing. The loan was issued in connection with 5,687,500 detached warrants which are immediately exercisable at a price of CAD$0.80 per share (USD $0.60) for a period of 60 months from the date of issuance. Upon full repayment of the loan, which is expected in 2028 the Company will transfer 720,000 Class A Units of ADSB to the lender. Both the warrants and the ADSB transfer were determined to create a debt discount totaling $3,809,659 that is amortized over the term of the loan. During the years ended December 31, 2025 and 2024, amortization of the debt discount of $993,024 and $993,824, respectively, were recorded. On February 27, 2026, Anderson Development SB, LLC, a subsidiary of the Company, entered into Amendment No. 1 to its Loan Agreement and Promissory Note Secured by Deed of Trust with Arbor Ranch SB, LLC (the “Lender”), originally dated May 25, 2023, pursuant to which the Lender had loaned the Borrower up to $7,000,000. The Amendment modifies the repayment schedule, providing for twelve monthly installments of $50,000 for calendar year 2026, totaling $600,000, with the first payment of $150,000 due March 15, 2026 (covering January, February, and March 2026). Normal repayment terms resume January 1, 2027, and the Borrower shall make a one-time catch-up payment of $484,638 on August 30, 2027. The Lender also waived all events of default existing as of the date of the Amendment. Concurrently, the Company amended and restated a warrant to purchase common stock originally issued to James Shields on May 25, 2023, reducing the exercise price to CAD$0.30 per share and extending the exercise period by five years from February 27, 2026.

On September 30, 2023, the Company entered into a Loan Agreement with the Salisbury Canyon Ranch, LLC for a total of $4,199,000 which bears interest at 4% per annum. The Company will make interest-only payments for a period of three years at which point blended interest and principal payments will be made for an additional two years, with a balloon payment due at that time.

13.	Convertible Debentures

A reconciliation of the beginning and ending balances of convertible debentures for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Balance as of beginning of period	$9,976,000	$8,937,666
Conversions of debt and accrued interest (1)	(10,755,398)	(4,718,705)
Accrual of interest	779,398	-
Extinguishment of debt discount	-	1,322,533
Amortization of debt discount	-	4,434,506
Balance as of end of period	$-	$9,976,000

(1)	Upon conversion, both common stock and warrants were issued. The value of the conversion feature and warrants recorded to equity during the years ended December 31, 2025 and 2024 was $3,047,140 and $3,189,575, respectively, with $7,708,258 and $824,427, respectively, recorded as a derivative liability for warrants issued and netted against the transaction recorded to equity.

Senior Debentures

On June 6, 2019, the Company entered into a convertible senior secured debenture (the “Senior Debentures”) in an aggregate principal amount not to exceed $35,000,000 with accredited investors and qualified institutional buyers wherein the Senior Debentures shall mature on June 6, 2022 and bear interest at a rate of 9.0%. The Senior Debentures are to be issued from time to time at the election of the Company pursuant to one or more subscription agreements.

The Senior Debentures contain two conversion features wherein the conversion rate is equal to $1,000 principal amount of debentures divided by the conversion price, which is the lesser of (i) the price that is a 25% discount to the liquidity event price and (ii) the price determined based on a pre-money enterprise value of the Company of $150,000,000. The initial conversion rate shall be determined immediately upon the consummation of a liquidity event and shall be subject to adjustment.

In the event that a liquidity event, as defined in the Senior Debentures agreement, is consummated, holders have the right, at the holder’s option, to convert all or any portion of their Senior Debentures into the Company’s common shares (the “Optional Conversion”). Additionally, at the Company’s election, the Company has the right to convert all outstanding debentures into common shares if all of the following conditions are satisfied, with no further action by the holders (the “Mandatory Conversion”):

(i)	A liquidity event has been consummated;
(ii)	The liquidity event price is at least 100% greater than the conversion price;
(iii)	The common shares are listed on a recognized Canadian stock exchange or a national U.S. stock exchange; and
(iv)	The daily VWAP of the common share is 20% greater than the liquidity event price for at least 10 consecutive trading days immediately prior to the date of the Company’s conversion notice.

The Company may issue up to $3,500,000 aggregate principal amount of debentures without the consent of or notice to the holders in the event a Liquidity Event is not consummated on or prior to June 6, 2020. Pursuant to the Agency Agreement, in the event a liquidity event has not occurred by June 6, 2020, the Company will issue additional Debenture Units in an aggregate principal amount equal to 10% of the aggregate number of Debenture Units initially issued to the purchaser as a penalty. In June 2020, the Company issued additional Senior Debentures totaling $1,467,000 as a result of this provision. In connection with the additional debentures issued, the Company recognized a derivative liability of $427,246 and also recorded an offsetting debt discount.

Effective September 9, 2022, the Company amended its Senior Debentures as part of a restructuring support agreement with Icanic Brands (the “Modification”). The Modification provides for 25% of the outstanding principal and accrued unpaid interest to be settled in cash with the remaining 75% settled in new convertible debentures which bear interest at 11% and convert into units at Canadian dollars (“C$”) $0.10 with each unit comprised of an Icanic Brands common share and share purchase warrant exercisable into Icanic Brands common share at a price of C$0.15 per share for a period of 24 months from the date of conversion (“Conversion Option”). The Conversion Option was determined to be a derivative under ASC 825, Financial Instruments, as the Conversion Option is denominated in a currency other than the Company’s functional currency. See “Note 11 – Derivative Liabilities” for further details.

On September 8, 2022, the Company closed a non-brokered private placement of new secured debentures in the aggregate principal amount of C$1,300,000 (the “Additional Secured Debentures”). The Additional Secured Debentures have been issued pursuant to a debenture indenture entered into as of September 8, 2022 (the “Indenture”). Pursuant to the Indenture, the Company can issue up to an aggregate of CAD$4,000,000 in connection with the offering. The Additional Secured Debentures bear interest at a rate of 11.0% per annum and mature 24-months from the date of issue (September 8, 2024). The interest accrued under the Additional Secured Debentures is payable in cash upon maturity. Additional Secured Debentures have the same conversion option as Senior Debentures after the Modification. The conversion option is denominated in a functional currency (CAD) that is different as the issuer (USD) and as such needs to be assessed for derivative treatment. Upon further analysis, it was deemed the instrument had an embedded derivative and as such has been recorded as a component of debt.

In connection with the initial issuance of the Senior Debentures, share purchase warrants (“Senior Warrants”) exercisable into common shares based on its issue price divided by its conversion price were also issued. The conversion price is equal to the lesser of: (A) the price that is a 25% discount to the liquidity event price and (B) the price determined based on a certain value. The exercise price is a price per common share which is 50% greater than the conversion price. The exercise price is subject to adjustment in the event of a common share reorganization, rights offering, special distribution, or capital reorganization. The warrants are exercisable upon the occurrence of a liquidity event, as defined in the Senior Warrant agreement, and the exercise period is the 24 months following the liquidity event date, provided that if a liquidity event has not occurred within five (5) years from the initial closing date of this offering, the warrants shall expire. Initially the aggregate value of these warrants included a potentially embedded feature to be treated as a derivative but was determined to be de minimis. The embedded conversion feature of the Senior Debentures has been deemed to be a derivative. See “Note 11 – Derivative Liabilities” for further details. Subsequent to the merger with LEEF, the Senior Warrants were effectively issued as part of the share exchange terms noted in the Merger Agreement between LEEF and Icanic. As such, there were 6,616,800 warrants issued from the original 527,338 warrants of LEEF due to the agreed upon 12.55 conversion ratio. See “Note 18 – Share Capital” for further details on warrant activity for the year ended December 31, 2024. As a result of the non-fixed number of shares the Additional Senior Debentures can be converted or exercised into, these features were recognized as a derivative liability (see “Note 11 – Derivative Liabilities”).

On April 19, 2024, the Company amended its Indenture Agreement by restructuring its debentures through a conversion of the balance due to certain debenture holders and extinguishment debt. Per the amendments, the remaining balance due under the updated agreement is due September 9, 2027. The Company converted debenture balances totaling approximately $4.9 million into 22,395,948 common shares at a conversion price of approximately $0.02 per share, which also triggered the issuance of 22,395,950 warrants to purchase the Company’s common stock, together valued at $7.9 million. The Company has recorded a loss on extinguishment of debt as part of this transaction.

In December 2025, the Company converted the outstanding convertible debentures and accrued interest totaling approximately $10.7 million into 60,155,339 common shares at a conversion price of approximately CAD$0.25 per share, a change from the stated conversion terms, which also triggered the issuance of 60,155,339 warrants to purchase the Company’s common stock, together valued at $16.9 million. The Company has recorded a loss on extinguishment of debt as part of this transaction.

14.	Lease Liabilities

The Company’s facilities are leased under a number of leases, all of which have been classified as operating leases in accordance with ASC 842, Leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

The Company used an incremental borrowing rate between 12% to 15%. Total future payments under lease agreements are further disclosed in Note 15 – Financial Instruments and Financial Risk Management.

The undiscounted lease liabilities are as follows:

Year Ending December 31,
2026	$429,020
2027	437,483
2028	374,218
2029	236,577
2030	242,492
Thereafter	1,876,477

Total Future Minimum Lease Payments	$3,596,267

Less: Interest	(1,776,862)

Present Value of Lease Liabilities	1,819,405

Less: Current Portion of Lease Liabilities	(160,285)

Lease Liabilities, Net of Current Portion	$1,659,120

15.	Contingent Consideration and Consideration Payable

In October 2021, the Company entered into a Membership Interest Unit Purchase Agreement with Anderson Development SB, LLC (“ADSB”) to acquire 100% of the outstanding membership interest units. As consideration for the interest units, the Company agreed to an Earnout Consideration (“Earnout”) in the amount equal to 200% of the investment amount in ADSB. The Earnout shall be contingent upon ADSB successfully obtaining a land use permit and a business license to conduct cannabis cultivation by February 28, 2025. As of December 31, 2021 there was a remote probability of this occurring before the Earnout Deadline. During the year ended December 31, 2022, Management determined it became highly probable ADSB would acquire the permit and license within the allotted time. This was based on a large change and turnaround in the cultivation market during the year ended December 31, 2022. As such, the Company recorded an additional contingent consideration for the Earnout that will be paid out totaling $2,400,000.

Pursuant to the terms of the merger agreement, former LEEF shareholders will also be entitled to receive the following contingent Earn-out Payments, On July 20, 2023, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following closing minus (B) $120 million; on July 20, 2024, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following the date that is one year from the closing date minus (B) the $120 million and minus (C) any amounts paid pursuant to the First Earn-Out Payment; and on July 20, 2025, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following the date that is two years from the closing date minus (B) $120 million, minus (C) any amounts paid pursuant to the First Earn-Out Payment, minus (D) any amounts paid pursuant to the Second Earn-Out Payment. The original value of the total earnout as of April 20, 2022 was $3,972,000. Each of the Earn-Out Payments will be satisfied in full through the issuance of common shares of the Company based on the 30-day volume weighted average trading price of the shares on the Canadian Securities Exchange for the period ending on the business day prior to the issuance.

By the beginning of 2024, the contingent consideration was $1,355,000, which includes $855,000 related to the Earn Out Payments and classified as a long term liability and $500,000 related to ADSB, which is classified as a current liability. As of December 31, 2024, the $855,000 in contingent consideration related to the Earn Out Payments was released, leaving a balance of $500,000 outstanding. During the year ended December 31, 2025, payments related to ADSB totaling $160,000 were made, leaving a balance of $340,000 outstanding as of December 31, 2025.

16.	Financial Instruments and Financial Risk Management

Financial Instruments

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Inputs for the asset or liability that are not based on observable market data.

Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts receivable, and accounts payable and accrued liabilities wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable, lease liabilities, and convertible debentures wherein the carrying value at the effective interest rate approximates fair value as the interest rate for notes payable and the interest rate used to discount the host debt contract for convertible debentures approximate a market rate for similar instruments offered to the Company.

Cash are measured at Level 1 inputs. Derivative assets and derivative liabilities are measured at fair value based on the Monte Carlo or Black-Scholes option-pricing model, which uses Level 3 inputs. Convertible debentures are measured at fair value based on the Monte Carlo and Black-Scholes simulation model, which uses Level 3 inputs.

The following table summarizes the Company’s financial instruments as of December 31, 2025:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$2,190,722	$2,190,722
Accounts receivable	$1,592,653	$-	$1,592,653

Financial liabilities:
Accounts payable and other accrued liabilities	$4,768,534	$-	$4,768,534
Notes payable	$10,784,756	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$8,893,600
Lease liabilities	$1,819,405	$-	$1,819,405

The following table summarizes the Company’s financial instruments as of December 31, 2024:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$2,731,979	$2,731,979
Accounts receivable	$2,394,542	$-	$2,394,542

Financial liabilities:
Accounts payable and other accrued liabilities	$6,613,793	$-	$6,613,793
Convertible debentures	$-	$9,976,000	$9,976,000
Notes payable	$10,584,037	$-	$10,584,037
Derivative liabilities	$-	$9,007,907	$9,007,907
Lease liabilities	$2,585,479	$-	$2,585,479

The carrying values of the Company’s financial instruments carried at amortized cost approximate fair values due to their short duration.

Financial Risk Management Objectives and Policies

The Company is exposed to various financial risks resulting from both its operations and its investments activities. The Company’s management, with the Board of Directors oversight, manages financial risks. Where material, these risks will be reviewed and monitored by the Board of Directors. The type of risk exposure and the way in which such exposure is managed is provided as follows:

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, and receivables. The Company’s cash is held through United States financial institutions and no losses have been incurred in relation to these items.

The Company is subject to concentrations of credit risk primarily with respect to its trade accounts receivable. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers’ financial condition. The Company does not require collateral or other security to support customer receivables.

As of December 31, 2025, the Company had total trade accounts receivable of $1,445,141. Three customers each represented greater than 10% of the total accounts receivable balance at that date. One customer represented approximately 15.35% ($221,809) of total accounts receivable, a second customer represented approximately 14.18% ($204,970) of total accounts receivable, and a third customer represented approximately 10.56% ($152,557) of total accounts receivable. In aggregate, these three customers accounted for approximately 40.09% ($579,336) of the total accounts receivable balance as of December 31, 2025.

Management expects outstanding balances for two of the three customers notes above to be paid in full. The remaining customer’s balance has been reduced to $38,818, which represents less than 10% of the Company’s total accounts receivable balance as of the date of issuance. As a result, no single customer represents greater than 10% of total accounts receivable as of the date these financial statements were issued.

The Company maintains an allowance for doubtful accounts based on expected collectability of accounts receivable and records bad debt expense as necessary. Management believes the concentration of credit risk with respect to accounts receivable is mitigated by the Company’s credit evaluation process, ongoing monitoring of customer accounts, and the subsequent collections noted above.

The carrying amount of cash, promissory note receivable, and trade and other receivables represent the maximum exposure to credit risk. As of December 31, 2025 and 2024, the net amount of maximum exposure risk was $3,783,375 and $5,126,521, respectively.

Market and Other Risks

Market risk is the risk of uncertainty arising primarily from possible commodity market price movements and their impact on the future economic viability of the Company’s projects and ability of the Company to raise capital. These market risks are evaluated by monitoring changes in key economic indicators and market information on an on-going basis and adjusting operating and exploration budgets accordingly. As of December 31, 2025, the market and other risks are low.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

The Company has the following contractual obligations as of December 31, 2025:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$4,768,534	$-	$-	$-	$4,768,534
Related party payables	$1,916,770	$-	$-	$-	$1,916,770
Tax payable	$-	$15,341,971	$-	$-	$15,341,971
Convertible debentures	$-	$-	$-	$-	$-
Notes Payable	$1,001,395	$8,783,361	$1,000,000	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$-	$-	$8,893,600
Lease liabilities	$160,285	$399,215	$113,155	$1,146,750	$1,819,405

The Company has the following contractual obligations as of December 31, 2024:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$6,613,793	$-	$-	$-	$6,613,793
Related party payables	$1,488,866	$-	$-	$-	$1,488,866
Tax payable	$-	$12,836,039	$-	$-	$12,836,039
Convertible debentures	$-	$9,976,000	$-	$-	$9,976,000
Notes Payable	$1,337,490	$9,246,547	$-	$-	$10,584,037
Derivative liabilities	$-	$9,007,907	$-	$-	$9,007,907
Lease liabilities	$302,736	$819,457	$405,096	$1,058,190	$2,585,479

Currency risk

The Company is exposed to currency risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. Currency risk is limited to the portion of the Company’s business transactions and balances denominated in currencies other than the United States dollar.

Assuming all other variables remain constant, a fluctuation of +/- 5.0 percent in the exchange rate between the United States dollar and the Canadian dollar would impact the carrying value of the net monetary assets by approximately +/- $390,000. To date, the Company has not entered into financial derivative contracts to manage exposure to fluctuations in foreign exchange rates.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash bear interest at market rates. The Company’s financial liabilities have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

Crypto Currency Risk

We hold Bitcoin as part of our treasury assets. The value of Bitcoin is highly volatile and can be influenced by various factors, including market demand, regulatory developments, technological changes, and broader economic conditions. A significant decline in Bitcoin’s market price could adversely affect our financial condition and results of operations. Additionally, the evolving regulatory landscape for digital assets may impose new compliance requirements or restrictions, potentially impacting our ability to hold or transact in Bitcoin. Security risks, such as cyberattacks or loss of private keys, could also result in the loss of our Bitcoin holdings. These factors collectively pose risks to our business and financial performance.

17.	Related Party Transactions

Key Management Compensation

Key management personnel are persons responsible for planning, directing and controlling activities of an entity, and include executive and non-executive persons. During the years ended December 31, 2025 and 2024, the Company recognized approximately $2,762,000 and $1,301,213, respectively, in compensation and stock-based compensation, respectively, provided to key management.

Related Party Balances

During the year ended December 31, 2025, the Company had accrued approximately $396,000 of expenses to a farming company that is owned by a member of management and shareholder, with approximately $390,000 unpaid as of period end. The farming company supplies cannabis biomass and raw input materials to the Company for use in its extraction and manufacturing operations. This arrangement was entered into because the farming company operates cultivation facilities capable of supplying the quality and volume of cannabis inputs required by the Company’s production operations.

In December 2025, Micah Anderson, a director and officer of the Company, converted $337,400 of accrued liabilities and interest and $644,679.93 of outstanding notes payable into 5,498,469 common shares of the Company at a conversion price of CAD$0.25 per share. The conversion was completed on the same terms as the Company’s broader convertible debenture conversion transaction completed in December 2025. The terms of this conversion were established at the time the notes payable were originally issued and were not modified in connection with Mr. Anderson’s conversion. This transaction was reviewed and approved by the disinterested members of the Board of Directors.

During the year ended December 31, 2025, the Company entered into a note payable with a principal balance of $350,000 with annual interest of 0% that matures January 6th, 2026. This note was repaid in full on January 6th, 2026. The Company also entered into notes payable totaling $994,660, including cash received of $749,630 and the exchange of accrued liabilities and other related party payables totaling $245,050, with annual interest of 0% and no stated maturity. During the year ended December 31, 2025, the Company made payments against these notes of $396,000.

During the year ended December 31, 2024, a note payable with a principal balance of $400,000 and accrued interest of $72,000 were resold to a related party. The Company also borrowed $200,000 and $39,000 from two additional related parties during the year ended December 31, 2024. During the year ended December 31, 2025, the Company also entered into a note payable with a principal balance of $445,000 with annual interest of 10% that matures on April 6, 2026. The note is collateralized by the Company’s crypto currency. In the event the crypto currency is sold prior to the maturing of the note, the collateral will shift to the SCRSB, LLC cultivation licenses and inventory to a value of 2.5 times the principal amount of the note.

During the year ended December 31, 2024, the Company entered into a note payable with a principal balance of $472,000 with annual interest of 25% that matures on December 1, 2024. The note was issued by Leef Holdings, Inc., a wholly-owned subsidiary of the Company, in favor of Anderson Development SJ, LLC, an entity controlled by Micah Anderson, a director and officer of the Company. The note bears simple interest at a rate of 25% per annum, with monthly payments of principal and interest commencing April 1, 2024 and maturing on December 1, 2024. Prepayment is permitted at any time without penalty. The note is secured by all membership interests in The Leaf At 73740, LLC, doing business as “The Leaf,” a licensed cannabis dispensary located in Palm Desert, California (License No. C10-0000482-LIC), encumbered through a UCC-1 filing on certain personal property located in Arizona. As of December 31, 2025, the outstanding balance of this note was $472,000 with accrued interest of $206,904.

On November 2, 2021, the Company acquired 100% of the outstanding membership interests of Anderson Development SB, LLC (“ADSB”) from third parties and a controlling interest holding related party in exchange for approximately $1,440,000 plus up to an additional $2,400,000 of consideration (the “Contingent Consideration”) (collectively, the “Consideration”). The Consideration is payable in Common Stock. The Contingent Consideration is subject to ADSB obtaining a land use permit and a business license by February 28, 2025 that permits ADSB to conduct cannabis cultivation operations. ADSB primarily holds an option to acquire certain real property in Santa Barbara County, California. The Company determined that the acquisition of ADSB membership interest was a common control transaction and have elected to record the assets acquired and liabilities assumed at the historical book value rather than fair value with no recognition of goodwill or gain or loss.

Additionally, the Company elected to record the equity consideration at par value and will recognize the Contingent Consideration in the consolidated financial statements only when met. During the year ended December 31, 2022, Management determined it became highly probable ADSB would acquire the permit and license within the allotted time. This was based on a large change and turnaround in the cultivation market during the year ended December 31, 2022. As such, the Company has recorded an additional contingent consideration for the Earnout that will be paid out in the form of equity and totaled $2,400,000 and was reduced to $500,000 as of December 31, 2024. During the year ended December 31, 2025, payments related to ADSB totaling $160,000 were made, leaving a balance of $340,000 outstanding as of December 31, 2025. See Note 15 – Contingent Consideration and Consideration Payable for further information.

18.	Share Capital

Authorized capital

The Company’s authorized share capital consists of:

●	an unlimited number of common shares without par value; and

●	an unlimited number of preferred shares issuable in series. No preferred shares are issued as of December 31, 2025.

Common shares

For the year ended December 31, 2025:

On January 13, 2025, the Company issued 1,858,031 common shares at an average price of $0.6660 CAD per share totaling $935,618 to the former shareholders of The Leaf at 73740 LLC. per the Membership Interest Purchase Agreement dated January 11, 2023.

On March 12, 2025, the Company issued 600,000 common shares for services, with a grant date fair value of $100,000 based on the closing price of the Company’s common shares at issuance.

On July 14, 2025, the Company issued 272,000 common shares for services, with a grant date fair value of $52,907 based on the closing price of the Company’s common shares at issuance.

On August 27, 2025, the Company issued 135,206 common shares for trade payables, with a grant date fair value of $30,472 based on the closing price of the Company’s common shares at issuance.

In December 2025, in connection with the conversion of convertible debentures, the Company issued 60,155,339 common shares and warrants valued at $16,919,368. The Company also issued 3,609,434 common shares in fulfillment of related party notes payable of $644,680. The total value of convertible debentures and related party notes payable converted into common shares was $17,564,048. The Company also issued 1,889,035 common shares for trade payables with a related party, with a grant date fair value of $337,400.

On December 1, 2025, the Company issued 593,219 common shares for services, with a grant date fair value of $95,458.

During the year ended December 31, 2025, there were 8,363,560 common shares issued for cash of $1,510,213, less transaction fees of $159,506 including cash fees and the fair value of broker warrants, and warrants valued at $1,108,817 which were netted against the proceeds.

For the year ended December 31, 2024:

On February 26, 2024, the Company issued 1,500,000 common shares for services, with a grant date fair value of $333,333.

During the year ended December 31, 2024, there were 12,635,058 common shares issued for cash of $2,277,759. This was reduced by warrants issued with a value of $1,230,226, which were classified as a derivative liability.

In June 2024, in connection with the conversion of convertible debentures, the Company issued 22,395,948 common shares and warrants valued at $7,083,853.

In July 2024, in connection with the Second Earn-Out Payment, the Company issued 17,491,400 common shares valued at $1,900,000.

In September 2024, in connection with the acquisition of the remaining non-controlling interest in Aya Biosciences, the Company issued 580,962 common shares valued at $3,649,489.

Warrants

In April 2024, in connection with the settlement of certain convertible debentures, a total of 22,395,948 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$1.50 per share (USD $1.00) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $824,427 related to the issuance of these warrants during the year ended December 31, 2024.

In August 2024, in connection with the equity issuance in 2024, a total of 2,742,521 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.60 per share (USD $0.42)   for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $70,824 related to the issuance of these warrants during the year ended December 31, 2024.

In December 2024, in connection with the equity issuance in Q4 2024, a total of 10,815,100 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.40 per share (USD $0.29) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $1,159,402 related to the issuance of these warrants during the year ended December 31, 2024.

In August 2025, in connection with the equity issuance in Q3 2025, a total of 8,603,800 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.30 per share (USD $0.22) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $1,108,817 related to the issuance of these warrants during the year ended December 31, 2025.

In December 2025, in connection with the conversion of convertible debentures, a total of 60,155,339 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.30 per share (USD $0.22) for a period of 36 months from the date of issuance. The Company recorded a derivative liability of $7,708,258 related to the issuance of these warrants during the year ended December 31, 2025.

The following table summarizes the warrants outstanding that remain outstanding as December 31, 2025:

Expiration Date	Outstanding	Exercise Price
April 19, 2026	22,395,950	$1.10
August 19, 2026	2,742,519	$0.44
December 9, 2026	8,473,500	$0.29
December 15, 2026	2,341,600	$0.29
August 14, 2027	8,603,800	$0.22
May 24, 2028	5,687,500	$0.59
November 30, 2028	60,155,339	$0.22
Total warrants outstanding	110,400,208

2019 Stock incentive plan

The omnibus 2019 stock incentive plan permits the Board of Directors of the Company to grant options to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis.

There were a total of 579,744 and 6,180,833 options granted during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were 12,042,060 and 13,815,048, respectively, options outstanding. For the years ended December 31, 2025 and 2024, there was $967,579 and $428,108, respectively, of share-based compensation expense related to the 2019 stock incentive plan. For the years ended December 31, 2025 and 2024, there were 302,666 and 0 options exercised. All option exercises were on a cashless basis.

Stock option activity is summarized as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	13,479,874	$0.72	4.46	$125,997
Granted	6,180,833	$0.16	3.86	$671,375
Forfeited	(5,845,659)	$0.96	4.68	$-
Balance as of December 31, 2024	13,815,048	$0.39	4.21	$930,439
Granted	579,744	$0.19	9.06	$10,246
Exercised	(302,666)	$0.15	4.09	$18,160
Forfeited	(2,050,066)	$0.15	4.15	$62,440
Balance as of December 31, 2025	12,042,060	$0.38	3.35	$446,020

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the years ended December 31, 2025 and 2024, using the following range of assumptions:

	December 31, 2025	December 31, 2024

Expected stock price volatility	156.11% - 239.57%	156.11% - 239.57%
Risk-free annual interest rate	4.11% - 5.23%	4.11% - 5.23%
Expected life (years)	1.5 – 9.8	1.5 – 6.5
Expected annual dividend yield	0.00%	0.00%

The following table summarizes the stock options that remain outstanding as of December 31, 2025:

Exercise Price (CAD$)	Date	Outstanding	Exercisable	Vesting Condition
$0.25	October 2026	300,000	116,667	One year vesting
$0.25	November 2026	300,000	300,000	One year vesting
$0.65	February 2029	12,548	12,548	One year vesting
$0.65	February 2029	76,009	76,009	Immediate vesting
$0.65	February 2029	2,560,083	2,560,083	Three year vesting
$0.65	February 2029	6,274	6,274	Immediate vesting
$0.65	February 2029	264,836	264,836	Immediate vesting
$0.65	July 2029	2,824,918	2,824,918	Immediate vesting
$0.15	October 2029	60,000	45,000	One year vesting
$0.15	November 2029	1,985,000	1,985,000	One year vesting
$0.15	November 2029	1,957,500	1,957,500	One year vesting
$0.01	October 2030	887,112	887,112	One year vesting
$1.05	October 2031	31,369	31,369	Immediate vesting
$0.15	July 2034	66,667	66,667	Immediate vesting
$0.15	July 2034	66,667	66,667	One year vesting
$0.15	July 2034	200,000	94,444	Three year vesting
$0.20	January 2035	443,077	406,154	One year vesting
		12,042,060	11,701,248

Restricted Share Unit Plan

In December 2022, the Company formally adopted the Restricted Share Unit Plan (“RSU Plan”). The RSU Plan permits the Board of Directors of the Company to grant Restricted Share Units (“RSU’s”) to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis. The granted shares are not considered outstanding until exercised. During the years ended December 31, 2025 and 2024, 26,084,258 and 6,939,253 units were granted, 10,128,496 and 1,330,852 units were vested, 7,380 and 0 were forfeited, and 7,185,206 and 0 were exercised, respectively. For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $1,470,020 and $539,772, respectively, for units that were vested. The average grant-date fair value of the RSU’s during the years ended December 31, 2025 and 2024 was $0.20 and $0.15, respectively.

Restricted share unit activity is summarized as follows:

	Number of Restricted Share Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance as of December 31, 2023	253,333	$0.71	4.46
Granted	6,939,253	$0.15	4.79
Forfeited	-	$-	-
Balance as of December 31, 2024	7,192,586	$0.17	4.73
Granted	26,084,258	$0.20	4.96
Exercised	(7,185,206)	$0.15	3.87
Forfeited	(7,380)	$0.15	3.87
Balance as of December 31, 2025	26,084,258	$0.20	4.96

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the restricted share units granted during the years ended December 31, 2024, using the following range of assumptions:

	December 31, 2025	December 31, 2024

Expected stock price volatility	168.89% - 203.71%	175.40% -190.53%
Risk-free annual interest rate	3.54% - 3.68%	4.10% - 4.20%
Expected life (years)	3.5- 5.5	2.5 – 3.0
Expected annual dividend yield	0.00%	0.00%

Reserves

Reserves includes accumulated foreign currency translation adjustments and the accumulated fair value of share-based compensation and warrants transferred from share-based payment reserve and warrant reserve upon cancellation or expiry of the share options and warrants.

19.	Income tax expense

A reconciliation of current income tax expense and the amount computed from applying the federal statutory income tax rate of 21% to the loss before provision from income taxes for the years ended:

	December 31, 2025	December 31, 2024

Expected income tax recovery (Domestic)	$(3,038,117)	$(5,026,158)
Expected income tax recovery (Foreign)	(11,888)	(11,888)
State taxes (net of federal tax benefits)	(64,943)	(92,997)
Change in valuation allowance (Domestic)	1,677,094	1,088,687
Change in valuation allowance (Foreign)	11,888	11,888
Interest and penalties	1,456,000	829,000
Impairment of goodwill	271,274	329,172
Share-based compensation	511,686	579,384
Change in fair value	(1,869,787)	1,254,877
Permanent non-deductible IRS Section 280E	3,115,476	4,053,976
Other	576,317	419,697
Current income tax expense	$2,635,000	$3,435,638

The provision for income taxes for the years ended:

	December 31, 2025	December 31, 2024

Current income tax expense	$2,635,000	$3,435,638
Deferred income tax recovery	(116,385)	(128,395)
Income tax provision	$2,518,615	$3,307,243

The unrecognized temporary differences of the Company that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Non-capital loss carry forwards	$11,216,010	$9,505,595
Accrued expenses	66,628	65,529
Reserves	83,918	101,176
Other	96,721	98,413
Valuation allowance	(11,463,277)	(9,770,713)
Total deferred tax assets	-	-
Deferred tax liabilities:
Fixed assets and intangibles	(766,796)	(883,181)
Net deferred tax liability	$(766,796)	$(883,181)

The net change in the deferred balance for December 31, 2025 was $116,385 In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all will not be realized. The Company is recognizing a net deferred tax liability balance in the current year.

The difference between the statutory tax rate of 21.00% and the effective tax rate of 20.15% is attributable to certain permanent differences. These permanent differences include adjustments for meals and entertainment, change in fair value of contingent consideration, share-based compensation expense, U.S. IRC Section 280E non-deductible expenses, change in fair value of derivative liabilities, loss on impairment of long-lived assets and intangibles, acquisition related expenses, and interest and penalties.

Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company has not completed a formal analysis of a change in ownership, as defined by Section 382, but believe any such change would be immaterial for the year ended December 31, 2025. The Company has net operating loss carryforwards for federal, California, and foreign income tax purposes of approximately $10,547,000, $70,217,000, and $22,939,000, respectively, as of December 31, 2025. The federal net operating loss carryforwards, if not utilized, will carryover indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2042. The foreign non-capital loss carryforwards of Canada, if not utilized, will expire beginning in 2044.

Uncertain Tax Positions

As the Company operates in the cannabis industry, it is subject to the limits of U.S. IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under U.S. IRC Section 280E.

As of the date these financial statements were available to be issued, the Company has not yet filed its federal income tax return for the 2021, 2022, 2023, and 2024 calendar years. The Company has computed interest and penalties of approximately $1,456,000 and $829,000, respectively, for the years ended December 31, 2025 and 2024. This is included in the uncertain tax liability of $15,341,971 and $12,836,039, respectively, as of December 31, 2025 and 2024. The Company has recorded the income tax payable as an uncertain tax position long-term liability on the balance sheets as of December 31, 2025 and 2024. The computed interest and penalty amounts are also included within current income tax provision on the statement of operations and comprehensive income (loss) in the accompanying financial statements for the years ended December 31, 2025 and 2024. The company has full intention on becoming compliant with the latest filings during the second quarter of the 2026 calendar year. Any losses that will contribute to an additional net operating loss carryforward for the 2021, 2022, 2023 and 2024 tax years have not been included in the above. The timing for expiration of these losses will not commence until the 2021 federal return has been filed.

20.	Non-controlling interest

Non-controlling interest represents the net assets of the subsidiaries the Company does not directly own. The net assets of the non-controlling interest are represented by equity holders outside of the Company. As of December 31, 2025 and 2024 the Company held a 100.00% interest, respectively, in an investment subsidiary Aya Biosciences, Inc. During the year ended December 31, 2024, the Company acquired the remaining interest. This entity is included in the financial statements with a resulting non-controlling interest reflected therein. Non-controlling interests are included as a component of shareholders’ equity.

A reconciliation of the beginning and ending balances for non-controlling interests for the year ended December 31, 2024 is as follows:

2024
Balance as of beginning of period	$3,649,489
Acquisition of remaining interest in Aya Biosciences	(3,649,489)
Share of loss	-
Balance as of end of period	$-

As of December 31, 2025 and 2024, there were no remaining non-controlling interests outstanding.

21.	Commitments and contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 31, 2025 and 2024, marijuana regulations continue to evolve and are subject to differing interpretations. In addition, the use, sale, and possession of cannabis in the United States, despite state laws, is illegal under federal law. However, individual states have enacted legislation permitting exemptions for various uses, mainly for medical and industrial use but also including recreational use. As a result of the differing state and federal laws, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2025 and 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of December 31, 2025 and 2024 there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

22.	Segmented Information

Operations by reportable segment for the years ending December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025
	Wholesale Concentrates	Retail	Corporate & Other	Total
Net revenue	$31,303,107	$3,484,489	$-	$34,787,596
Cost of sales	21,903,649	2,401,308	-	24,304,957
Gross profit	9,399,458	1,083,181	-	10,482,639

Operating expenses
Advertising and promotion	70,796	86,186	115,975	272,957
Depreciation and amortization	558,012	9,465	692,821	1,260,298
Wages and salaries	1,643,935	903,002	4,988,300	7,535,237
Office and general expenses	2,288,777	399,597	433,783	3,122,157
License and compliance	10,066	37,020	(1,432)	45,654
Research and development expenses	19,696	-	-	19,696
Legal and professional fees	463,805	118,514	1,088,258	1,670,577
Insurance expenses	25,832	13,993	396,049	435,874
Excise and other taxes	263,551	33,984	2,497	300,032
Lease expenses	400,523	243,909	83,301	727,733
Loss on impairment of goodwill, intangible and long-lived assets	2,337,264	-	-	2,337,264

Other losses	2,035	-	-	2,035
Travel and business development	203,980	3,084	136,973	344,037
Total operating expenses	8,288,272	1,848,754	7,936,525	18,073,551

Income (loss) from operations	1,111,186	(765,573)	(7,936,525)	(7,590,912)

Other expense
Interest expense	683,429	2,914	1,680,018	2,366,361
Loss on extinguishment of debt	-	-	13,878,098	13,878,098

Change in fair value derivative liability	-	-	(8,934,632)	(8,934,632)
Other expense (income)	-	-	210,321	210,321
Total other expense	683,429	2,914	6,833,805	7,520,148

Income (loss) before provision for income taxes	427,757	(768,487)	(14,770,330)	(15,111,060)

Provision for income taxes	19,347	-	2,499,268	2,518,615
Net income (loss) and comprehensive income (loss)	408,410	(768,487)	(17,269,598)	(17,629,675)

Foreign currency translation	(343)	-	-	(343)
Net loss and comprehensive loss attributable to non-controlling interest	-	-	-	-
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$408,753	$(768,487)	$(17,269,598)	$(17,629,332)

	Year Ended December 31, 2024
	Wholesale Concentrates	Retail	Corporate & Other	Total
Net revenue	$24,586,764	$3,908,683	$-	$28,495,447
Cost of sales	18,802,512	2,011,107	-	20,813,619
Gross profit	5,784,252	1,897,576	-	7,681,828

Operating expenses
Advertising and promotion	176,777	236,856	27,233	440,866
Depreciation and amortization	871,687	117,032	52,265	1,040,984
Wages and salaries	2,041,058	847,036	2,990,555	5,878,649
Office and general expenses	1,415,507	541,955	734,900	2,584,982
Research and development expenses	18,739	-	244	18,983
Legal and professional fees	307,950	54,066	1,011,899	1,373,915
Insurance expenses	2,197	45,989	386,952	435,138
Excise and other taxes	55,450	-	-	55,450
Lease expenses	60,124	(17,000)	672,994	716,118
Loss on impairment of goodwill, intangible and long-lived assets	-	2,414,485	246,899	2,661,384
Other (gains) losses	-	(6,415)	7,812	1,397
Travel and business development	80,175	18,401	361,231	459,807
Total operating expenses	4,922,284	4,252,405	6,492,984	15,667,673

Income (loss) from operations	861,968	(2,354,829)	(6,492,984)	(7,985,845)

Other expense
Interest expense	1,257,809	201,376	3,696,103	5,155,288
Loss (gain) on extinguishment of debt	-	-	2,935,029	2,935,029
Change in fair value of contingent consideration	-	-	(855,000)	(855,000)
Change in fair value derivative liability	12,727	-	6,100,758	6,113,485
Other expense (income)	(8,902)	-	(11,474)	(20,376)
Total other expense	1,261,634	201,376	11,865,416	13,328,426

Income (loss) before provision for income taxes	(399,666)	(2,556,205)	(18,358,400)	(21,314,271)

Provision for income taxes	323	-	3,306,920	3,307,243
Net income (loss) and comprehensive income (loss)	(399,989)	(2,556,205)	(21,665,320)	(24,621,514)

Foreign currency translation	-	-	7,314	7,314
Net loss and comprehensive loss attributable to non-controlling interest	-	-	-	-
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$(399,989)	$(2,556,205)	$(21,672,634)	$(24,628,828)

23.	Earnings (Loss) Per Share

The following is a reconciliation for the calculation of net income (loss) attributable to the Company and the basic and diluted earnings (loss) per share for the year ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Net Income (Loss) Attributable to the Company	$(17,629,332)	$(24,628,828)

Weighted-Average Shares Outstanding – Basic and Diluted	184,913,636	142,595,527

Earnings (Loss) Per Share Attributable to the Company – Basic and Diluted	$(0.10)	$(0.17)

Net loss attributable to the Company, as reported, is adjusted for dividends and various other adjustments as defined in ASC 260, Earnings Per Share.

After adjustments as defined in ASC 260, if the Company is in a net loss position, diluted loss per share is the same as basic loss per share when the issuance of shares on the exercise of convertible debentures, warrants, share options are anti-dilutive. After adjustments, as defined in ASC 260, if the Company is in a net income position, diluted earnings per share includes options, warrants, convertible debt and contingently issuable shares that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt.

24.	Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, with the exception of those noted below.

On February 27, 2026, Anderson Development SB, LLC, a subsidiary of the Company, entered into Amendment No. 1 to its Loan Agreement and Promissory Note Secured by Deed of Trust with Arbor Ranch SB, LLC (the “Lender”), originally dated May 25, 2023, pursuant to which the Lender had loaned the Borrower up to $7,000,000. The Amendment modifies the repayment schedule, providing for twelve monthly installments of $50,000 for calendar year 2026, totaling $600,000, with the first payment of $150,000 due March 15, 2026 (covering January, February, and March 2026). Normal repayment terms resume January 1, 2027, and the Borrower shall make a one-time catch-up payment of $484,638 on August 30, 2027. The Lender also waived all events of default existing as of the date of the Amendment. Concurrently, the Company amended and restated a warrant to purchase common stock originally issued to James Shields on May 25, 2023, reducing the exercise price to CAD$0.30 per share and extending the exercise period by five years from February 27, 2026.

On March 12, 2026, subsequent to the fiscal year ended December 31, 2025, the Company announced the initial closing of an up to $8.0 million non-brokered private placement financing, with an initial tranche of $4.5 million led by Mindset Capital. The financing consists of two concurrent offerings: (i) units priced at CAD$0.25 per unit, each comprising one common share and one common share purchase warrant exercisable at CAD$0.30 per share for a period of two years; and (ii) preferred shares bearing a 15% annual dividend (10% payable in cash and 5% payable in-kind), convertible into common shares at CAD$0.38 per share. The Company intends to use the net proceeds primarily to expand cannabis cultivation at its Salisbury Canyon Ranch property to the full 179.9 licensed acres, with completion of full-scale planting expected during 2026. In connection with the financing, the Company appointed Jamie Mendola to its Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2025. Accordingly, as of December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures included deficiencies in certain areas as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that, as of December 31, 2025, there were deficiencies in our internal control over financial reporting. This is attributable to a significant deficiency resulting from the size of the Company and its limited personnel, which constrains our ability to implement full segregation of duties across financial reporting functions. The Company is actively monitoring this condition and will implement additional controls and oversight procedures as resources permit.

Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures and internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, state of residence, ages and positions of (i) our current executive officers and directors, and (ii) our directors.

Name	Age	Positions Held
Executive Officers
Micah Anderson	46	Principal Chief Executive Officer
Kevin Wilson	39	Principal Chief Financial Officer
Emily Heitman	39	Director
Non-Employee Directors
Andrew Glashow	62	Director and Chairman of Audit Committee
Jamie Mendola	49	Director

Executive Officers

Micah Anderson, 46, has served as our Principal Executive Officer, since 2018. Mr. Anderson is a serial entrepreneur and the CEO of LEEF Brands. He is responsible for setting and delivering on the overall strategy of LEEF. Micah has extensive experience in all aspects of the cannabis industry and currently holds every cannabis license type. Under his leadership, LEEF has recruited a world-class team of executives and board members, developed distribution relationships with leading retailers in the U.S., and has built one of the most sophisticated extraction facilities in North America.

Micah has raised private equity and institutional debt to capitalize LEEF and has negotiated a wide range of complex sourcing and operating agreements. Recognized at the Federal and state level as a key opinion leader, Micah speaks regularly at conferences and advises government officials on public policy matters.

Kevin Wilson, 39, has served as our Chief Financial Officer, since 2022. Mr. Wilson is a professional accountant with executive experience in several organizations including public firms and large NPOs. He has led several finance teams as a technical accountant with an eye for bottom-line results. Mr. Wilson has an intimate understanding of the cannabis industry intricacies and has been instrumental in strategically leading the finance efforts for a vertically integrated cannabis company. Prior to joining as Chief Financial Officer, Mr. Wilson served as the Chief Financial Officer of LEEF Holdings, Inc. since 2018.

He has led several finance projects and has been part of several M&A and IPO transactions. His eye for detail has helped lead several companies through challenging financial issues. Mr. Wilson currently serves as director and treasurer for a Toronto-based NPO.

Emily Heitman, 39, has served as a member of our board of directors since 2018. Ms. Heitman is a self-starter with an entrepreneurial mind, balancing creative, out-of-the-box thinking with strategic focus. She has unparalleled attention to detail and ensures every dollar spent counts. Emily has led the marketing and creative process for multimillion-dollar brands and played an integral role in multiple start-ups, wearing many hats—from operations to sales and brand image. As a Director of LEEF Brands, Emily has been deeply involved in every aspect of the cannabis industry, from manufacturing to distribution, overseeing the company’s sales and CPG brand positioning. She has managed day-to-day operations, strategic accounts, marketing initiatives, and product merchandising and launches. Emily has bridged her pharmaceutical foundation with the cannabis industry and frequently speaks at industry conferences. She has played a key role in shifting the social stigma surrounding cannabis through education.

Non-Employee Directors

Andrew Glashow, 62, has served as a member of our board of directors since 2024 and as the chairman of our audit committee as of Q4 2025. Andrew Glashow has 25 years of experience in the capital markets and in all phases of business start-up and growth, including feasibility studies, business plans, equity and debt funding, private placements, reverse mergers, and IPOs. Mr. Glashow has served as CEO and President of multiple companies that he helped to fund. He is a graduate of the University of New Hampshire’s Whittemore School of Business and Economics.

Jamie Mendola, 49, Jamie Mendola is the Chief Executive Officer of Pacific Grove Advisors, a strategic advisory and interim management consulting firm serving cannabis operators. He previously served as Chief Business Development Officer and Co-Chief Revenue Officer at AYR Wellness, and spent three years on the Board of Directors of Glasshouse Brands, after leading Mercer Park’s SPAC transaction with the company.

Prior to cannabis, Jamie spent 20 years as an investor in private and public markets, including as founder of Pacific Grove Capital, a $350 million hedge fund, and Partner at Scout Capital Management, which managed over $5 billion in assets. He also held roles in investment banking, private equity, and a credit-focused hedge fund. Jamie holds a B.S. from Binghamton University and an MBA from Stanford’s Graduate School of Business.

Appointment of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of five members previously outlined. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our articles provide that the authorized number of directors shall be not less than three persons. Within such limits, the number of directors shall be determined by resolution of the board of directors. Our bylaws also provide that that (a) in the event that the places of any retiring directors are not filled by an election of directors, those retiring directors may continue in office to complete the number of directors; (b) any casual vacancy occurring in the board of directors may be filled by the directors; and (c) between annual general meetings or by unanimous resolution of the shareholders, the directors may appoint one or more additional directors, provided that such number of additional directors does not exceed one-third of the number of current directors who were otherwise elected or appointed.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Board Committees

In Q4 2025, the Board of Directors established an Audit Committee and appointed Andrew Glashow as its Chairman. The Board has determined that Mr. Glashow qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K.

The Company does not currently have standing nominating or compensation committees. The full Board of Directors performs the functions of those committees. The Company is evaluating the establishment of additional standing committees, including a compensation committee, in connection with the continued development of its corporate governance structure.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code will be made available on the investor relations section of our website. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Board Diversity

Upon formation of our nominating and corporate governance committee they will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may consider many factors, including but not limited to the following:

●	personal and professional integrity;
●	ethics and values;
●	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
●	professional and academic experience relevant to our industries;
●	experience as a board member of another publicly held company;
●	strength of leadership skills;
●	experience in finance and accounting and/or executive compensation practices;
●	ability to devote the time required for preparation, participation and attendance at board of directors’ meetings and committee meetings, if applicable;
●	background, gender, age and ethnicity;
●	conflicts of interest; and
●	ability to make mature business judgments.

Following the closing of an offering, our board of directors will evaluate each individual in the context of the board of directors as a whole, with the objective of ensuring that the board of directors, as a whole, has the necessary tools to perform its oversight function effectively in light of our business and structure.

Non-Employee Director Compensation

Our non-employee directors receive a quarterly cash retainer of $6,250. The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their duties and extends coverage to them under the Company’s directors’ and officers’ indemnity insurance policies.

Environmental, Social and Governance

We believe that how we manage our impact on the environment and climate change; how we manage our relationships with employees, suppliers, customers and the communities where we operate; and the accountability of our leadership to our stockholders are critically important to our business. We are especially committed to supporting our employees and fostering a culture of diversity and inclusion that makes our employees feel safe, empowered and engaged.

ITEM 11.	EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our current executive officers, Micah Anderson, our Chief Executive Officer, and Kevin Wilson, our Chief Financial Officer. We refer to these individuals as our “named executive officers.”

Compensation Philosophy

Following the closing of a future offering, we expect that our compensation program for our executive officers will consist of the following components:

●	base salary;

●	cash bonuses; and

●	equity-based incentive awards.

Base Salary

Base salary is an important component of executive compensation because it provides executives with an assured level of income, assists us in attracting executives and recognizes different levels of responsibility and authority among executives. The determination of base salaries is based upon the executive’s qualifications and experience, scope of responsibility and potential to achieve the goals and objectives established for the executive. Additionally, contractual provisions in executive employment agreements, past performance, internal pay equity and comparison to competitive salary practices are also considered.

Cash Bonus Plan

To date, there is no formal cash bonus plan for any of our named executive officers.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2025 and 2024, compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Micah Anderson	2024	$201,923	$-	$-	$-	$201,923
(CEO)	2025	$233,654	$-	$1,841,140	$66,722	$2,141,516

Kevin Wilson	2024	$151,923	$-	$-	$-	$151,923
(CFO)	2025	$175,000	$-	$920,570	$11,295	$1,106,865

Narrative Disclosure to Summary Compensation

Micah Anderson - Effective December 2025, the Company issued common shares to Micah Anderson, the Company’s CEO and Director per his executed employment contract. Mr. Anderson has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

Kevin Wilson - Effective December 2024, the Company issued common shares to Kevin Wilson as the Company’s CFO. In December 2024, Mr. Wilson entered into an employment agreement with the Company as its CFO on a full-time basis. Mr. Wilson has also entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.3.

Executive Employment

In December 2025, we memorialized our employment agreements with Mr. Anderson.

In December 2024, we memorialized our employment agreement with Mr. Wilson.

The employment agreements do not require us to compensate the executives or provide them with benefits if their employment is terminated.

Messrs. Anderson or Wilson or the Company may terminate their employment agreement for any reason, with or without notice at any time.

Equity Awards

Compensation of Directors

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Micah Anderson	2024	$201,923	$-	$-	$-	$201,923
(Director)	2025	$233,654	$-	$1,841,140	$66,722	$2,141,516

Kevin Wilson	2024	$151,923	$-	$-	$-	$151,923
(Director)	2025	$175,000	$-	$920,570	$11,295	$1,106,865

Emily Heitman	2024	$169,384	$-	$-	$-	$169,384
(Director)	2025	$194,384	$-	$920,570	$58,552	$1,173,506

Ben Slome	2024	$-	$-	$-	$18,750	$18,750
(Director)	2025	$-	$-	$-	$12,500	$12,500

Jamie Mendola	2024	$-	$-	$-	$-	$-
(Director)	2025	$-	$-	$-	$-	$-

Andrew Glashow	2024	$-	$-	$-	$18,750	$18,750
(Director)	2025	$-	$-	$-	$25,000	$25,000

Narrative Disclosure to Summary Compensation

***Micah Anderson - In December 2025, Mr. Anderson entered into an employment agreement with the Company as its CEO on a full-time basis. The term of the employment agreement runs through December 2027, a form copy of which is attached hereto as Exhibit 10.2.

***Kevin Wilson - In December 2024 Mr. Wilson entered into an employment agreement with the Company as its CFO on a full-time basis. The term of the employment agreement runs through December 2026, a form copy of which is attached hereto as Exhibit 10.3.

Indemnification of Directors and Officers

We are a Canadian corporation governed by the British Columbia.

As permitted by the Business Corporation’s Act (British Columbia), or BCBCA, under Section 21.2 of our articles of incorporation, we are required to indemnify our directors and former directors (and such individual’s respective heirs and legal representatives) and we will indemnify any such person to the extent permitted by the BCBCA.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our voting securities as of March 25, 2026, by:

●	each person, or group of affiliated persons, known by us who will beneficially own more than 5% of any class of our voting capital stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 25, 2026. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting capital stock shown as beneficially owned by them. Shares of voting capital stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after December 31, 2025 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group.

Percentage of common shares is based on 266,227,997 of our common shares issued and outstanding as of March 25, 2026.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2026, certain information with regard to the record and beneficial ownership of the Company’s common shares by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common shares, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name	Common Shares Beneficially Owned	Percent of Class (3)	Total Shares Beneficially Owned	Voting Percentage for all Classes (fully-diluted)(1)
Micah Anderson(2)	37,905,593	14.24%	50,773,322	12.24%

Kevin Wilson(2)	3,255,332	1.22%	11,039,196	2.66%

Emily Heitman(2)	9,652,854	3.63%	16,086,718	3.88%

Andrew Glashow(2)	Nil	0.00%	348,800	0.08%

Jamie Mendola(2)	Nil	0.00%	Nil	0.00%

All Directors/Director nominees and executive officers as a group (4 persons)	50,813,780	19.09%	78,248,037	18.86%

(1)	Based on 414,754,523 fully diluted votes as of March 25, 2026.

(2)	Denotes an Officer or Director of the Company.

(3)	Based on 266,227,997 outstanding common shares as of March 25, 2026

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Set forth below are summaries of related person transactions for Leef Brands, Inc. covering the periods indicated. It is our intention to ensure that all future transactions, if any, between us and related persons are approved by our audit committee or a majority of the independent and disinterested members of our board of directors (except for compensation arrangements, which are approved by our compensation committee), and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties. See “Policies and Procedures for Related Person Transactions” below.

Certain Relationships and Related Transactions

The Company purchases raw cannabis biomass and related agricultural materials from a farming operation in which Micah Anderson, the Company’s Chief Executive Officer, holds a partial ownership interest. All such purchases are made at prices consistent with fair market value, as determined by reference to prevailing market rates for comparable materials sourced from unaffiliated third parties. The Company believes the terms of these transactions are no less favorable to the Company than those that could be obtained in arm’s-length dealings with unrelated parties.

From time to time, Micah Anderson, the Company’s Chief Executive Officer, has provided loans to the Company to support working capital requirements. These loans have been made on terms, including interest rate and repayment conditions, that the Company believes are consistent with terms that would be available from unaffiliated third-party lenders under similar circumstances. All such arrangements have been reviewed and approved in accordance with the Company’s policies regarding related person transactions.

Corporate Governance and Director Independence

The Company has not:

●	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any further committees, other than the audit committee at this time.

As of the date hereof, Andrew Glashow is the chairman of the serves as the Company’s audit committee.

Indemnification of Officers and Directors

As permitted by the BCBCA, under Section 21.2 of our articles of incorporation, we are required to indemnify our directors and former directors (and such individual’s respective heirs and legal representatives) and we will indemnify any such person to the extent permitted by the BCBCA.

Policies and Procedures for Related Person Transactions

Our board of directors will adopt a written policy with respect to related person transactions, which will become effective during 2026. This policy will govern the review, approval or ratification of covered related person transactions. The audit committee of our board of directors will manage this policy.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant, and the amount involved exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K and in which any related person had, has or will have a direct or indirect material interest. As defined in Item 404 of Regulation S-K, “related person” generally includes our directors (and director nominees), executive officers, holders of more than 5% of our voting securities, and immediate family members or affiliates of such persons.

The policy will generally provide that we may enter into a related person transaction only if:

●	the audit committee pre-approves such transaction in accordance with the guidelines set forth in the policy,

●	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the audit committee (or the chairperson of the audit committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy,

●	the transaction is approved by the disinterested members of the board of directors, or

●	the transaction involves compensation approved by our compensation committee.

The policy will provide that all related person transactions will be disclosed to the audit committee, and all material related person transactions will be disclosed to the board of directors. Additionally, all related person transactions requiring public disclosure will be properly disclosed, as applicable, on our various public filings.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by M&K CPAs for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Audit Fees	$258,000	$151,535

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

Total	$258,000	$151,535

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by M&K CPSa PLLC. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1*	Articles of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant. (included in Exhibit 3.1 hereto).

4.1*	Specimen common stock certificate of the Registrant.

5.1*	Opinion of Bennett Jones LLP.

10.2*	Employment Agreement, dated April 20, 2022, by and between Micah Anderson and Leef Brands, Inc.

10.3*	Employment Agreement, dated March 6, 2025, by and between Kevin Wilson and Leef Brands, Inc.

10.4*	Share Exchange Agreement, dated April 20, 2022, by and among Leef Holdings, Inc. and Icanic Brands, Inc.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of M&K CPAS, independent registered public accounting firm for Leef Brands, Inc.

23.2*	Consent of Bennett Jones LLP. (included in Exhibit 5.1 hereto).

24.1*	Power of Attorney (contained on the signature page to this Annual report on Form 10-K

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed,

(#) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Annual Report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2026.

Leef Brands, Inc.

By:	/s/ Micah Anderson
Micah Anderson,
Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Micah Anderson his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Micah Anderson	Chief Executive Officer, Chairman of the Board	March 25, 2026
Micah Anderson	(principal executive officer)

/s/ Kevin Wilson	Chief Financial Officer, Director	March 25, 2026
Kevin Wilson, CPA	(principal financial and accounting officer)

/s/ Emily Heitman	Chief Revenue Officer, Director	March 25, 2026
Emily Heitman

/s/ Andrew Glashow	Director	March 25, 2026
Andrew Glashow

/s/ Jamie Mendola	Director	March 25, 2026
Jamie Mendola

