Form 10-Q
period 2026-03-31
Leef Brands Inc.
filed 2026-05-06
CIK 1711141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-56824

Leef Brands, Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	98-1653633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 6, 2026 there were 280,358,364 common shares of the registrant’s common shares outstanding.

LEEF BRANDS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Leef Brands, Inc. (the “Company,” “Leef Brands,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report that do not relate to matters of historical fact should be considered forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “continue” or similar expressions, or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	our ability to generate revenue and become profitable;
●	our ability to execute our business strategy;
●	our ability to secure additional capital on acceptable terms to fund operations, capital expenditures, facility improvements, and product development;
●	the impact of ongoing United States federal law prohibiting cannabis on our ability to operate in the cannabis industry, including federal enforcement priorities and potential changes in U.S. federal and state cannabis laws and regulations;
●	the continued evolution of state and local cannabis regulations in California, New York, Nevada, and any other jurisdictions in which we operate;
●	our ability to maintain and renew state and local cannabis licenses and permits that we hold, and to obtain new licenses and permits in the ordinary course;
●	our ability to manage our liquidity and meet our financial obligations as they come due, including our material debt and lease obligations;
●	our ability to realize value from assets held for sale, including the cultivation and processing cannabis license located in Clark County, Nevada;
●	our exposure to commodity price pressure, including ongoing pricing compression in the California wholesale cannabis market;
●	our ability to protect and enforce our intellectual property rights and brands;
●	our ability to compete effectively with other cannabis manufacturers, distributors, and retailers in California and elsewhere;
●	the outcome of any legal proceedings or governmental investigations to which we may be subject from time to time;
●	the potential volatility of our digital asset holdings, which consist of Bitcoin held as part of our treasury assets;
●	changes in accounting principles, interpretations and guidance; and
●	other risks and uncertainties, including those referenced under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “2025 Annual Report”).

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections titled “Risk Factors” and elsewhere in this Quarterly Report and our 2025 Annual Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing regulatory environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to place undue reliance on these statements.

Unless otherwise indicated or the context otherwise requires, all references to “Leef Brands,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Leef Brands, Inc. and its consolidated subsidiaries.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEEF BRANDS, INC.

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$5,755,972	$2,190,722
Accounts receivable, net	2,634,041	1,592,653
Inventory, net	3,585,165	3,350,889
Prepaid expenses and deposits	1,259,806	505,438
Deferred costs and other current assets	504,551	508,987
Total current assets	13,739,535	8,148,689

Non-current assets
Property and equipment, net	24,980,042	25,041,313
Right of use assets, net	1,632,991	1,678,072
Intangible assets, net	1,084,859	1,122,199
Assets held for sale	400,000	400,000
Other assets	12,605	12,605

Total assets	$41,850,032	$36,402,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities	$5,210,220	$4,768,534
Related party payables	1,423,902	1,916,770
Current portion of notes payable	864,557	1,001,395
Current portion of related party consideration payable	105,000	340,000
Lease liabilities, short term	167,154	160,285
Taxes payable	80,411	161,770
Total current liabilities	7,851,244	8,348,754

Non-current liabilities
Lease liabilities, net of current portion	1,610,589	1,659,120
Notes payable, net of current	9,665,249	9,783,361
Derivative liabilities, long term	11,514,895	8,893,600
Uncertain tax positions	16,190,724	15,219,548
Deferred tax liability	766,796	766,796

Total liabilities	47,599,497	44,671,179

Stockholders’ Deficit
Series A-1 Preferred stock; no par value; unlimited shares authorized; 10,726,579 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,089,483	-
Common stock; no par value; unlimited shares authorized; 265,964,990 and 257,947,996 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	132,301,294	131,445,688
Accumulated other comprehensive loss	(336,879)	(336,879)
Accumulated deficit	(139,803,363)	(139,377,110)
Total equity attributable to stockholders’ of Leef Brands Inc.	(5,749,465)	(8,268,301)
Non-controlling interest	-	-
Total stockholders’ deficit	(5,749,465)	(8,268,301)

Total liabilities and stockholders’ deficit	$41,850,032	$36,402,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31, 2026	March 31, 2025
Net revenue	$9,377,002	$9,398,261

Cost of sales	4,752,352	7,324,971

Gross profit	4,624,650	2,073,290

Operating expenses
Advertising and promotion	34,337	139,163
Depreciation and amortization	285,490	294,503
Wages and salaries	1,689,690	1,880,759
Office and general expenses	601,591	797,417
Research and development expenses	2,081	8,628
Legal and professional fees	294,296	487,939
License and compliance	5,706	12,760
Insurance expenses	98,087	99,571
Excise and other taxes	55,166	48,437
Lease expenses	184,239	158,402
Travel and business development	90,300	53,256
Total operating expenses	3,340,983	3,980,835

Income (loss) from operations	1,283,667	(1,907,545)

Other (income) expense
Interest expense	316,834	592,501
Change in fair value derivative liability	390,405	(3,538,440)
Other expense	28,101	51,505
Total other (income) expense	735,340	(2,894,434)

Income before provision for income taxes	$548,327	$986,889

Provision for income taxes	974,580	721,113

Net income (loss) and comprehensive income (loss)	$(426,253)	$265,776

Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$(426,253)	265,776

Earnings (loss) per common share – basic	$(0.002)	$0.002

Weighted average common shares outstanding – basic	259,677,719	174,681,755

Earnings (loss) per common share - diluted	$(0.002)	$0.001

Weighted average common shares outstanding - diluted	259,677,719	266,662,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026 and 2025

Activity for the Three Months Ended March 31, 2026

	Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, December 31, 2025	-	$-	257,947,996	$-	$131,445,688	$(139,377,110)	$(336,879)	$(8,268,301)
Net loss	-	-	-	-		(426,253)	-	(426,253)
Preferred and common shares issued for cash	10,726,579	2,089,483	8,152,200	-	396,881	-	-	2,486,364
Shares returned to treasury	-	-	(135,206)	-	(30,742)	-	-	(30,742)
Stock compensation expense	-	-	-	-	6,577	-	-	6,577
Equity based compensation for restricted stock unit grants	-	-	-	-	482,890	-	-	482,890
Balance, March 31, 2026	10,726,579	$2,089,483	265,964,990	$-	$132,301,294	$(139,803,363)	$(336,879)	$(5,749,465)

Activity for the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total equity attributable to shareholders of Leef	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Brands, Inc.	Interest	Deficit

Balance, December 31, 2024	172,984,299	$-	$109,650,027	$(121,747,435)	$(336,536)	$(12,433,944)	$-	$(12,433,944)
Net income	-	-		265,776	-	265,776	-	265,776
Common shares issued for services	600,000	-	100,000	-		100,000	-	100,000
Common shares issued for earnout consideration	1,858,032	-	935,618	-	-	935,618	-	935,618
Foreign currency translation	-	-	-		(343)	(343)	-	(343)
Stock compensation expense	-	-	258,668	-	-	258,668	-	258,668
Equity based compensation for restricted stock unit grants	-	-	232,794	-	-	232,794	-	232,794
Balance, March 31, 2025	175,442,331	$-	$111,177,107	$(121,481,659)	$(336,879)	$(10,641,431)	$-	$(10,641,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities
Net income (loss) and comprehensive income (loss)	$(426,253)	$265,776
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,141	535,237
Share based compensation	489,467	591,462
Lease cost, net of repayment	3,420	11,355
Amortization of debt discounts	212,217	248,456
Change in fair value of derivative liability	390,405	(3,538,440)
Unrealized loss (gain) on crypto asset	25,309	39,266
Changes in operating assets and liabilities
Accounts receivable, net	(1,041,388)	(494,238)
Prepaid expenses and deposits	(754,368)	(946,659)
Inventory	(234,276)	(721,538)
Other assets	4,436	10,584
Accounts payable and other accrued liabilities	410,941	1,320,132
Related party payables	(142,867)	224,728
Uncertain tax positions	889,817	617,667
Net cash provided by (used in) operating activities	395,001	(1,836,212)

Cash Flows from Investing Activities
Equipment purchase	(494,839)	(162,075)
Net cash used in investing activities	(494,839)	(162,075)

Cash Flows from Financing Activities
Issuance of preferred and common shares	4,500,000	-
Repayment of notes	(249,912)	(22,097)
Repayment of related party contingent consideration	(235,000)	-
Proceeds from issuance of related party note payable	-	204,000
Cash repayments of related party notes payable	(350,000)	-
Net cash provided by financing activities	3,665,088	181,903

Net increase (decrease) in Cash	3,565,250	(1,816,384)
Effect of foreign exchange translation	-	(343)
Cash, beginning of period	2,190,722	2,731,979

Cash, end of period	$5,755,972	$915,252

Supplemental disclosure of cash flow information
Cash paid for interest	$62,521	$168,038
Other non-cash investing and financing activities
Common shares issued for earnout consideration	$-	$935,618
Modification of notes payable and warrants	$217,255	$-
Recognition of derivative liability for warrants and preferred share conversion feature issued	$2,013,636	$-
Shares returned to treasury	$30,742	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

Notes to the Consolidated Financial Statements

As of and for the three months ended March 31, 2026 and 2025

1.	Nature and Continuance of Operations

Leef Brands Inc. (the “Company”) was incorporated on September 15, 2011, under the laws of the province of British Columbia and is registered extra-provincially under the laws of Ontario. The Company is a cannabis branded products manufacturer based in California. The Company is a public company whose common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “LEEF” which became effective December 7, 2022. The head office of the Company is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of normal business activities and the realization of assets and discharge of liabilities in the normal course of business. As of March 31, 2026, the Company has an accumulated deficit of $139,803,363 and a working capital surplus of $5,888,291. The Company is actively seeking additional sources of financing. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, within one year of the issuance of the financial statements. Management is aware, in making its assessment, of uncertainties related to events or conditions that may cast substantial doubt upon the entity’s ability to continue as a going concern that these uncertainties are material and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore to realize its assets and discharge its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. See liquidity section of “Note 2 – Basis of Presentation” for further discussion on liquidity needs.

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

2.	Basis of Presentation

Statement of compliance

These condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, included in the Company’s 2025 Annual Report. The policies set out below have been consistently applied to all periods presented unless otherwise noted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments, except as otherwise indicated) considered necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

These condensed consolidated financial statements were approved and authorized for issuance by the Company’s Board of Directors on May 6, 2026.

Liquidity and going concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by equity investors and debt issuances. The Company is currently meeting its current operational obligations as they become due from its current working capital and from operations. However, the Company has sustained losses since inception and may require additional capital in the future. As of and for the three months ended March 31, 2026, the Company had an accumulated deficit of $139,803,363, a net loss and comprehensive loss attributable to the Company of $426,253, and net cash provided by operating activities of $395,001.  Such uncertainties related to events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of consolidation

These consolidated financial statements as of March 31, 2026 and December 31, 2025 include the accounts of the Company, its wholly-owned subsidiaries. Subsidiaries are entities controlled by the Company. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements of subsidiaries are included in the audited annual financial statements from the date that control commences until the date that control ceases.

The following is a list of the Company’s wholly-owned and partially owned operating subsidiaries:

Name of Consolidated Subsidiary or Entity	Purpose	Jurisdiction	Attributable Interest
Aya Biosciences, Inc.	Pharmaceutical	US	100%
Anderson Development SB, LLC.	Cultivation	US	100%
Paleo Paw Corp.	CBD Wellness	US	100%
Payne Distribution, LLC.	Distribution	US	100%
LEEF Brands, Inc.	Holding Company	Canada	100%
LEEF Holdings, Inc.	Holding Company	US	100%
Preferred Brand LLC.	Manufacturing	US	100%
Seven Zero Seven, LLC.	Manufacturing	US	100%
LEEF Management, LLC.	Payroll	US	100%
1127466 B.C. Ltd.	Real Estate	Canada	100%
1200665 B.C. Ltd.	Real Estate	Canada	100%
SCRSB, LLC.	Cultivation	US	100%
The Leaf at 73740, LLC.	Dispensary	US	100%
Green Cross Nevada LLC.	Manufacturing	US	100%
V6E Holdings, LLC.	Manufacturing	US	100%
LEEF Labs NY LLC.	Manufacturing	US	100%
LEEF Labs NJ, LLC.	Manufacturing	US	100%
Eaton Processing LLC	Manufacturing	US	100%

All inter-company transactions and balances have been eliminated in the consolidated financial statement presentation.

3.	Significant Accounting Policies

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

The significant accounting policies applied by the Company have not materially changed from those disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2025, included in the 2025 Annual Report. A summary of the Company’s significant accounting policies follows.

Accounts receivable

Accounts receivable are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Financial assets measured at amortized cost are assessed for impairment at the end of each reporting period. Impairment provisions are estimated using the expected credit loss impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses take into account the Company’s collection history, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. Where applicable, the carrying amount of a trade receivable is reduced for any expected credit losses through the use of an allowance for doubtful accounts (“AFDA”) provision. Changes in the AFDA provision are recognized in the consolidated statement of operations and comprehensive income (loss). When the Company determines that no recovery of the amount owing is possible, the amount is deemed irrecoverable and the financial asset is written off. As of March 31, 2026 the Company recorded an allowance for doubtful accounts of $1,016,251 (December 31, 2025 - $949,297).

Customer Concentration

The Company has a concentration of credit risk with respect to revenues. For the three months ended March 31, 2026 and 2025, one customer represented approximately 15.4% and 31.2%, respectively, of total revenues.

As of March 31, 2026 and December 31, 2025, this customer accounted for less than 1% of the Company’s accounts receivable, respectively.

The loss of a major customer, or a significant reduction in business from them, could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses the creditworthiness of its customers and maintains allowances for potential credit losses, although no significant losses have been experienced to date. Management continues to monitor customer concentration risk and pursue diversification of its customer base where feasible.

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

Management uses the most reliable evidence available in determining the net realizable value of inventories. Actual selling prices may differ from estimates, based on market conditions at the time of sale. Allowances are made against obsolete or damaged inventory and charged to cost of sales. As of March 31, 2026 and December 31, 2025, the Company recorded a reserve inventory in the amount of $24,237 and $54,698, respectively.

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

For further details, see Note 15 – Financial Instruments and Financial Risk Management

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

Intangible assets

The Company’s intangible assets consist of trademarks and licenses. Intangible assets acquired are measured on initial recognition at cost, while the cost of intangible assets acquired in a business combination is initially recorded at their fair values as at the date of acquisition. It recognizes amortization to write off the cost of assets less their residual values over their useful lives, using certain methods and rates. The intangible assets as of March 31, 2026 and December 31, 2025 were a trademark and two licenses which have been determined to have 10-year useful lives.

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

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the Consolidated Statements of Financial Position date. Critical estimates and assumptions used in the model are discussed in “Note 10 – Derivative Liabilities”.

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

Additional Paid-In Capital

Common and preferred shares are classified as equity. Transaction costs directly attributable to the issue of common and preferred shares and share options are recognized as a deduction from equity, net of any tax effects.

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

Earnings (loss) per share

The Company calculates basic earnings (loss) per share by dividing the loss for the period by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated in a similar manner, except that it increases the weighted average number of common shares outstanding, using the treasury stock method, to include common shares potentially issuable from the assumed conversion of preferred stock, exercise of stock options and other instruments, if dilutive. For the period ended March 31, 2026, these potential issuances are “anti-dilutive” as they would decrease the earnings (loss) per share; consequently, the amounts calculated for basic and diluted loss per share are the same. For the period ended March 31, 2025, the Company identified stock options, restricted stock units, warrants, and convertible debentures that result in a dilution of earnings (loss) per share.

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

The following are the critical judgments and estimates that management has made in the process of applying the Company’s accounting policies and that have the most significant effect on the amounts recognized in the condensed consolidated financial statements: business combinations and asset acquisitions; functional currency translations; inventory; valuation of share-based payments; estimated useful lives of long-lived assets; impairment of long-lived assets; provisions; leases; fair values of financial instruments, derivatives, and convertible debentures; allowance for doubtful accounts; and segmented information.

4.	Revenue Disaggregation

The Company’s revenues are disaggregated based on major product line and operating segment. For the three months ended March 31, 2026, substantially all of the Company’s revenues were generated from wholesale-concentrate manufacturing activities. The Company generates revenue primarily through bulk concentrate manufacturing, supplying the leading cannabis brands operating in California and New York. Consumer packaged goods (CPG) retail sales were not material in fiscal 2026 and 2025, and the Company intends to expand its CPG retail offering in fiscal 2026. Refer to Note 20 – Segment Information for further disaggregation of revenue by reportable segment.

The following table sets forth disaggregation of net revenue by operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Wholesale concentrates	$8,490,773	$8,380,413
Retail	886,229	1,017,848
Corporate and other	-	-
Total net revenues	$9,377,002	$9,398,261

5.	Property and Equipment

As of March 31, 2026 and December 31, 2025, the property and equipment consists of the following:

Cost	Buildings and land	Office equipment and software	Machinery and equipment	Vehicles	Leasehold improvements	Total
Balance as of January 1, 2025	$27,654,718	$219,438	$5,611,300	$597,150	$5,000	$34,087,606
Additions	165,729	10,603	716,682	182,112	-	1,075,126
Disposals and transfers	(184,583)	-	-	-	-	(184,583)
Balance as of December 31, 2025	$27,635,864	$230,041	$6,327,982	$779,262	$5,000	$34,978,149
Additions	154,750	-	325,089	15,000	-	494,839
Balance as of March 31, 2026	$27,790,614	$230,041	$6,653,071	$794,262	$5,000	$35,472,988

Accumulated Depreciation
Balance as of January 1, 2025	$(5,738,488)	$(183,984)	$(1,906,976)	$(210,985)	$(4,557)	$(8,044,990)
Depreciation	(1,401,997)	(26,017)	(576,282)	(71,690)	(443)	(2,076,429)
Disposals and transfers	204,610	-	-	(20,027)	-	184,583
Balance as of December 31, 2025	$(6,935,875)	$(210,001)	$(2,483,258)	$(302,702)	$(5,000)	$(9,936,836)
Depreciation	(354,530)	(6,616)	(170,300)	(24,664)	-	(556,110)
Balance as of March 31, 2026	$(7,290,405)	$(216,617)	$(2,653,558)	$(327,366)	$(5,000)	$(10,492,946)

Net Book Value
March 31, 2026	$20,500,209	$13,424	$3,999,513	$466,896	$-	$24,980,042
December 31, 2025	$20,699,989	$20,040	$3,844,724	$476,560	$-	$25,041,313

There was depreciation expense for the three months ended March 31, 2026 and 2025 of $556,110 and $450,486, respectively. These amounts were included as both cost of goods sold ($282,650 and $240,733 respectively) and operating expenses ($273,460 and $209,753 respectively) on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

6.	Inventory

As of March 31, 2026 and December 31, 2025, inventory consists of the following:

	March 31, 2026	December 31, 2025
Raw materials	$1,195,412	$889,784
Work-in-process	1,408,461	1,114,745
Finished goods – cannabis related products	981,292	1,346,360
Total inventory	$3,585,165	$3,350,889

7.	Intangible Assets

As of March 31, 2026 and December 31, 2025, intangible assets were $1,084,859 and $1,122,199, respectively. During the three months ended March 31, 2026 and year ended December 31, 2025, the Company acquired Bitcoin cryptocurrency at a cost of $0 and $616,481, respectively. In accordance with ASC 350-60, Intangible Assets — Digital Assets, the Company accounts for Bitcoin at fair value, recognizing both increases and decreases in value in the statement of operations, and has determined that Bitcoin has an indefinite useful life. As of December 31, 2025, management determined that a $1,291,781 impairment was deemed necessary for one of its license intangible assets.

As of March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

Cost	Tradenames	Licenses	Crypto Currency	Total
Balance as of January 1, 2025	$693,000	$1,850,000	$367,153	$2,910,153
Additions	-	300,000	616,481	916,481
Change in value	-	-	(99,061)	(99,061)
Impairment	-	(1,850,000)	-	(1,850,000)
Disposal	-	-	(403,622)	(403,622)
Balance as of December 31, 2025	$693,000	$300,000	$480,951	$1,473,951
Change in value	-	-	(25,309)	(25,309)
Balance as of March 31, 2026	$693,000	$300,000	$455,642	$1,448,642

Accumulated Depreciation
Balance as of January 1, 2025	$(308,000)	$(370,000)	$-	$(678,000)
Amortization	(43,752)	(188,219)	-	(231,971)
Impairment	-	558,219		558,219
Balance as of December 31, 2025	$(351,752)	$-	$-	$(351,752)
Amortization	(12,031)	-		(12,031)
Balance as of March 31, 2026	$(363,783)	$-	$-	$(363,783)

Net Book Value
March 31, 2026	$329,217	$300,000	$455,642	$1,084,859

December 31, 2025	$341,248	$300,000	$480,951	$1,122,199

Future amortization of intangible assets are as follows:

Year Ending December 31,
2026	$66,094
2027	78,125
2028	78,125
2029	78,125
2030	78,125
Thereafter	250,623

Total Future Amortization	$629,217

8.	Assets Held for Sale

As of March 31, 2026 and December 31, 2025, the Company has classified certain long-lived assets as held for sale in accordance with ASC 360-10-45-9. These assets met the criteria for classification as held for sale, including management’s commitment to a plan to sell, active marketing at a price reasonable in relation to fair value, and the expectation that the sale will be completed within one year. The asset held for sale consists of a cultivation and processing cannabis license located in Clark County, Nevada, with a carrying value of $400,000 as of March 31, 2026. These licenses are not currently being utilized in the Company’s operations, and management is actively pursuing a sale to a third party.

During the year ended December 31, 2025, the Company management determined that a $1,045,483 impairment was deemed necessary, leaving a balance outstanding as of March 31, 2026 and December 31, 2025 of $400,000.

9.	Accounts Payable and Other Accrued Liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and other accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$3,357,767	$2,829,212
Accrued liabilities	1,852,453	1,939,322
Total accounts payable and other accrued liabilities	$5,210,220	$4,768,534

10.	Derivative liabilities

During June 2019, the Company entered into a private placement financing by issuing approximately $14,671,000 senior secured convertible debentures (see “Note 12 - Convertible Debentures”) and 14,671 share purchase warrants that contain a non-fixed conversion ratio into the Company’s shares and exercise price, respectively. During September 2022, 75% of the senior secured convertible debentures balance was modified such that the conversion price into the Company’s common stock was denominated in a currency other than the Company’s functional currency. As a result, the conversion options did not have a fixed conversion rate.

In accordance with ASC 815-40, Financial Instruments, a contract to issue a variable number of equity shares fails to meet the definition of equity. Accordingly, such a contract or instrument would be accounted for as a derivative liability and measured at fair value with changes in fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss at each period-end.

During the three months ended March 31, 2026 and year ended December 31, 2025, the Company issued 8,152,200 and 68,759,139, respectively, additional warrants that contain a non-fixed conversion ratio in that the conversion price into the Company’s stock was denominated in a currency other than the Company’s functional currency. The fair values of the warrants issued in these capital raises of $1,103,118 and $1,108,808, respectively, were netted in equity against the gross proceeds received from the issuance of common shares of $1,500,000 and $1,350,707, respectively.

On March 12, 2026, the Company issued 10,726,579 Series A-1 preferred shares in a private placement for gross proceeds of $3,000,000. Each preferred share is convertible, at the option of the holder at any time, into one common share of the Company at a conversion price of CAD $0.38 per common share, subject to customary adjustments. This conversion provision contains a non-fixed conversion ratio. The Company estimated the fair value of the conversion feature at issuance using a Black-Scholes model, resulting in initial recognition of a derivative liability of $910,517, with the residual proceeds of $2,089,483 recorded as additional paid-in capital. The Level 3 inputs used in the valuation are included in the assumptions table below.

The Company used the Black-Scholes model to estimate the fair value of the derivative liabilities for the warrants.

The following assumptions were used by management to determine the fair value of the derivative liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Expected stock price volatility	74.51% - 154.37%	45.32% - 242.68%
Risk-free annual interest rate	3.51% - 3.92%	3.47% - 4.41%
Expected life (years)	0.03 – 3.15	0.03 – 3.15
Exercise price	$ 0.22 - $0.29	$ 0.10 - $0.23

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of the derivative liabilities is as follows for the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Balance as of beginning of period	$8,893,600	$9,007,907
Change in fair value	390,405	(8,934,632)
Loss from extinguished liability	-	7,711,508
Modification of warrants	217,255	-
Initial recognition of new preferred share conversion feature	910,517	-
Initial recognition of new warrants	1,103,118	1,108,817

Balance as of end of the period	11,514,895	8,893,600
Less: Derivative liabilities, short term	-	-
Derivative liabilities, long term	$11,514,895	$8,893,600

11.	Notes Payable

As of March 31, 2026 and December 31, 2025 notes payable consisted of the following:

	March 31, 2026	December 31, 2025

Secured promissory notes dated November 2018 through September 2024 issued to finance equipment acquisitions which mature from December 2023 through October 2030, and bear interest of 3.12% to 10.99% with principal and interest payments due monthly.	$272,981	$285,666
Small Business Administration loan which bears interest at 1% with interest payments due monthly.	11,000	11,000
Secured promissory note dated May 25, 2023, which matures in May 2028	5,685,501	5,840,539
Secured promissory note dated September 19, 2023, which matures in September 2028 and bears interest of 4%	4,199,000	4,199,000
Secured promissory note dated September 20, 2024, which matures on September 19, 2025 and bears interest of 19%	13,945	27,892
Secured promissory note dated April 2025, which matures in March 2026 and bears interest of 12%	-	65,326
Secured promissory note dated April 2025, which matures in August 2026 and bears interest of 20%	308,989	308,989
Secured promissory note dated May 2025, which matures in April 2027 and bears interest of 16%	38,390	46,344
Total Notes payable	$10,529,806	$10,784,756
Less current portion	(864,557)	(1,001,395)

Total notes payable, net of current	$9,665,249	$9,783,361

A reconciliation of the beginning and ending balances of notes payable for the three months ended March 31, 2026 and year ended December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Balance as of beginning of period	$10,784,756	$10,584,037
Modification of notes payable and warrants	(217,255)	-
Non-cash note additions	-	245,050
Financed equipment	-	433,112
Financing arrangements	-	-

Amortization of debt discount	212,217	993,024
Resale of note payable to related party	-	(350,000)
Interest classified to debt	-	89,089

Non-cash note repayment	-	(50,423)
Cash repayments	(249,912)	(1,159,133)
Balance as of end of period	$10,529,806	$10,784,756

On May 25, 2023, the Company entered into a Loan Agreement with ADSB for a total of $7,000,000 which is zero-interest bearing. The loan was issued in connection with 5,687,500 detached warrants which are immediately exercisable at a price of CAD$0.80 per share (USD $0.60) for a period of 60 months from the date of issuance. Upon full repayment of the loan, which is expected in 2028 the Company will transfer 720,000 Class A Units of ADSB to the lender. Both the warrants and the ADSB transfer were determined to create a debt discount totaling $3,809,659 that is amortized over the term of the loan. During the years ended December 31, 2025 and 2024, amortization of the debt discount of $993,024 and $993,824, respectively, were recorded. On February 27, 2026, Anderson Development SB, LLC, a subsidiary of the Company, entered into Amendment No. 1 to its Loan Agreement and Promissory Note Secured by Deed of Trust with Arbor Ranch SB, LLC (the “Lender”), originally dated May 25, 2023, pursuant to which the Lender had loaned the Borrower up to $7,000,000. The Amendment modifies the repayment schedule, providing for twelve monthly installments of $50,000 for calendar year 2026, totaling $600,000, with the first payment of $150,000 due March 15, 2026 (covering January, February, and March 2026). Normal repayment terms resume January 1, 2027, and the Borrower shall make a one-time catch-up payment of $484,638 on August 30, 2027. The Lender also waived all events of default existing as of the date of the Amendment. Concurrently, the Company amended and restated a warrant to purchase common stock originally issued to James Shields on May 25, 2023, reducing the exercise price to CAD$0.30 per share and extending the exercise period by five years from February 27, 2026. This was determined to represent a modification of note payable and related warrants. An increase to the debt discount of $217,255 was recorded upon modification and will be amortized to interest expense over the remaining life of the note.

On September 30, 2023, the Company entered into a Loan Agreement with the Salisbury Canyon Ranch, LLC for a total of $4,199,000 which bears interest at 4% per annum. The Company will make interest-only payments for a period of three years at which point blended interest and principal payments will be made for an additional two years, with a balloon payment due at that time.

12.	Convertible Debentures

A reconciliation of the beginning and ending balances of convertible debentures for the three months ended March 31, 2026 and year ended December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Balance as of beginning of period	$-	$9,976,000
Conversions of debt and accrued interest (1)	-	(10,755,398)
Accrual of interest	-	779,398
Balance as of end of period	$-	$-

(1)	Upon conversion, both common stock and warrants were issued. The value of the conversion feature and warrants recorded to equity during the year ended December 31, 2025 was $3,047,140 with $7,708,258 recorded as a derivative liability for warrants issued and netted against the transaction recorded to equity.

Senior Debentures

On June 6, 2019, the Company entered into a convertible senior secured debenture (the “Senior Debentures”) in an aggregate principal amount not to exceed $35,000,000 with accredited investors and qualified institutional buyers wherein the Senior Debentures would mature on June 6, 2022 and bear interest at a rate of 9.0%. The Senior Debentures were issued from time to time at the election of the Company pursuant to one or more subscription agreements.

The Senior Debentures contained two conversion features wherein the conversion rate was equal to $1,000 principal amount of debentures divided by the conversion price, which is the lesser of (i) the price that is a 25% discount to the liquidity event price and (ii) the price determined based on a pre-money enterprise value of the Company of $150,000,000. The initial conversion rate shall be determined immediately upon the consummation of a liquidity event and shall be subject to adjustment. Conversion options were determined to be a derivative under ASC 825, Financial Instruments, as the option(s) were denominated in a currency other than the Company’s functional currency. See “Note 10 – Derivative Liabilities” for further details. There have been various amendments and conversions that have occurred through present specifically amendments in calendar year 2022 and 2024.

In December 2025, the Company converted the outstanding convertible debentures and accrued interest totaling approximately $10.7 million into 60,155,339 common shares at a conversion price of approximately CAD$0.25 per share, a change from the stated conversion terms, which also triggered the issuance of 60,155,339 warrants to purchase the Company’s common stock, together valued at $16.9 million. The Company recorded a loss on extinguishment of debt as part of this transaction.

In connection with the initial issuance of the Senior Debentures, share purchase warrants (“Senior Warrants”) exercisable into common shares based on its issue price divided by its conversion price were also issued. The warrants are exercisable upon the occurrence of a liquidity event, as defined in the Senior Warrant agreement, and the exercise period is the 24 months following the liquidity event date, provided that if a liquidity event has not occurred within five (5) years from the initial closing date of this offering, the warrants shall expire. The embedded conversion feature of the Senior Debentures has been deemed to be a derivative. See “Note 10 – Derivative Liabilities” for further details. Subsequent to the merger with LEEF, the Senior Warrants were effectively issued as part of the share exchange terms noted in the Merger Agreement between LEEF and Icanic. As such, there were 6,616,800 warrants issued from the original 527,338 warrants of LEEF due to the agreed upon 12.55 conversion ratio. See “Note 17 – Share Capital” for further details on warrant activity for the three months ended March 31, 2026 and year ended December 31, 2025. As a result of the non-fixed number of shares the Additional Senior Debentures can be converted or exercised into, these features were recognized as a derivative liability (see “Note 10 – Derivative Liabilities”).

13.	Lease Liabilities

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

The undiscounted lease liabilities are as follows:

Year Ending December 31,
2026	$321,961
2027	437,483
2028	374,218
2029	236,577
2030	242,492
Thereafter	1,876,477

Total Future Minimum Lease Payments	$3,489,208

Less: Interest	(1,711,465)

Present Value of Lease Liabilities	1,777,743

Less: Current Portion of Lease Liabilities	(167,154)

Lease Liabilities, Net of Current Portion	$1,610,589

14.	Contingent Consideration and Consideration Payable

In October 2021, the Company entered into a Membership Interest Unit Purchase Agreement with Anderson Development SB, LLC (“ADSB”) to acquire 100% of the outstanding membership interest units. As consideration for the interest units, the Company agreed to an Earnout Consideration (“Earnout”) in the amount equal to 200% of the investment amount in ADSB. The Earnout shall be contingent upon ADSB successfully obtaining a land use permit and a business license to conduct cannabis cultivation by February 28, 2025. As of December 31, 2021 there was a remote probability of this occurring before the Earnout Deadline. During the year ended December 31, 2022, Management determined it became highly probable ADSB would acquire the permit and license within the allotted time. This was based on a large change and turnaround in the cultivation market during the year ended December 31, 2022. As such, the Company recorded an additional contingent consideration for the Earnout that is expected to be paid out totaling $2,400,000.

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

During the year ended December 31, 2025, payments related to ADSB totaling $160,000 were made, leaving a balance of $340,000 outstanding as of December 31, 2025. During the three months ended March 31, 2026, payments related to ADSB totaling $235,000 were made, leaving a balance of $105,000 outstanding as of March 31, 2026.

15.	Financial Instruments and Financial Risk Management

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

Cash are measured at Level 1 inputs. Derivative assets and derivative liabilities are measured at fair value based on the Black-Scholes option-pricing model, which uses Level 3 inputs. Convertible debentures are measured at fair value based on the Monte Carlo and Black-Scholes simulation model, which uses Level 3 inputs.

The following table summarizes the Company’s financial instruments as of March 31, 2026:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$5,755,972	$5,755,972
Accounts receivable	$2,634,041	$-	$2,634,041

Financial liabilities:
Accounts payable and other accrued liabilities	$5,210,220	$-	$5,210,220
Notes payable	$10,529,806	$-	$10,529,806
Derivative liabilities	$-	$11,514,895	$11,514,895
Lease liabilities	$1,777,743	$-	$1,777,743

The following table summarizes the Company’s financial instruments as of December 31, 2025:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$2,190,722	$2,190,722
Accounts receivable	$1,592,653	$-	$1,592,653

Financial liabilities:
Accounts payable and other accrued liabilities	$4,768,534	$-	$4,768,534
Notes payable	$10,784,756	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$8,893,600
Lease liabilities	$1,819,405	$-	$1,819,405

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

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and receivables. The Company’s cash is held through United States and Canadian financial institutions and no losses have been incurred in relation to these items. The carrying amount of cash, promissory note receivable, and trade and other receivables represent the maximum exposure to credit risk. As of March 31, 2026 and December 31, 2025, the net amount of maximum exposure risk was $8,390,013 and $3,783,375, respectively.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

The Company has the following contractual obligations as of March 31, 2026:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$5,210,220	$-	$-	$-	$5,210,220
Related party payables	$1,423,902	$-	$-	$-	$1,423,902
Tax payable	$80,411	$16,190,724	$-	$-	$16,271,135
Notes Payable	$864,557	$8,665,249	$1,000,000	$-	$10,529,806
Derivative liabilities	$-	$11,514,895	$-	$-	$11,514,895
Lease liabilities	$167,154	$98,395	$405,096	$1,107,098	$1,777,743

The Company has the following contractual obligations as of December 31, 2025:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$4,768,534	$-	$-	$-	$4,768,534
Related party payables	$1,916,770	$-	$-	$-	$1,916,770
Tax payable	$161,770	$15,219,548	$-	$-	$15,381,318
Convertible debentures	$-	$-	$-	$-	$-
Notes Payable	$1,001,395	$8,783,361	$1,000,000	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$-	$-	$8,893,600
Lease liabilities	$160,285	$399,215	$113,155	$1,146,750	$1,819,405

Currency risk

The Company is exposed to currency risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. Currency risk is limited to the portion of the Company’s business transactions and balances denominated in currencies other than the United States dollar.

Assuming all other variables remain constant, a fluctuation of +/- 5.0 percent in the exchange rate between the United States dollar and the Canadian dollar would impact the carrying value of the net monetary assets by approximately +/- $548,000. To date, the Company has not entered into financial derivative contracts to manage exposure to fluctuations in foreign exchange rates.

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

16.	Related Party Transactions

Key Management Compensation

Key management personnel are persons responsible for planning, directing, and controlling activities of an entity, and include executive and non-executive persons. During the three months ended March 31, 2026 and the three months ended March 31, 2025, the Company recognized approximately $440,000 and $470,000, respectively, in compensation and stock-based compensation provided to key management.

Related Party Transactions

As of March 31, 2026, the Company had related party payables of $1,423,902 (December 31, 2025 - $1,916,770). During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company repaid $492,868 and $396,000, respectively, comprising $350,000 in notes payable repayments and $142,868 in net reduction of related party trade payables.

As of March 31, 2026 and December 31, 2025, the Company had accrued approximately $0 and $396,000, respectively, of expenses to a farming company that is owned by a member of management and shareholder with approximately $275,000 and $390,000, respectively, unpaid as of period end.

On November 2, 2021, the Company acquired 100% of the outstanding membership interests of Anderson Development SB, LLC (“ADSB”) from third parties and a controlling interest holding related party in exchange for approximately $1,440,000 plus up to an additional $2,400,000 of consideration (the “Contingent Consideration”) (collectively, the “Consideration”). The Consideration is payable in common stock. See Note 14 – Contingent Consideration and Consideration Payable for further information.

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

During the year ended December 31, 2025, the Company entered into a note payable with a principal balance of $350,000 with annual interest of 0% that matures January 6th, 2026. This note was repaid in full on January 6th, 2026. The Company also entered into notes payable totalling $994,680, including cash received of $749,630 and the exchange of accrued liabilities and other related party payables totaling $245,050, with annual interest of 0% and no stated maturity. During the year ended December 31, 2025, the Company made payments against these notes of $396,000.

17.	Share Capital

Authorized capital

The Company’s authorized share capital consists of:

●	an unlimited number of common shares without par value; and

●	an unlimited number of preferred shares issuable in series.

Common shares

For the three months ended March 31, 2026:

●	On March 12, 2026, the Company issued 8,152,200 common shares to two investors for cash proceeds of $1,500,000. Warrants issued with the common shares with an issuance date fair value of $1,103,119 were netted against the gross proceeds, yielding net proceeds of $396,881.
●	On March 24, 2026, 135,206 common shares previously issued to an investor were returned to treasury for $30,742.

As of March 31, 2026, the Company had 265,964,990 common shares issued and outstanding.

For the three months ended March 31, 2025:

●	On January 13, 2025, the Company issued 1,858,032 common shares at an average price of CAD $0.6660 per share totaling $935,618 to the former shareholders of The Leaf at 73740 LLC.
●	On March 12, 2025, the Company issued 600,000 common shares for services, with a grant date fair value of $100,000.

Preferred shares

For the three months ended March 31, 2026:

●	On March 12, 2026, the Company issued 10,726,579 Series A-1 preferred shares to an investor in a private placement for aggregate gross proceeds of $3,000,000 (CAD $0.38 per share, determined using the Bank of Canada USD:CAD exchange rate published two business days prior to closing). The preferred shares have no par value and were issued under the authority in the Company’s articles to issue an unlimited number of preferred shares in series. Each preferred share is convertible, at the option of the holder at any time, into one common share of the Company at a conversion price of CAD $0.38 per common share, subject to customary adjustments. This conversion provision was determined to have an inception date fair value of $910,517, which was netted against the gross proceeds, yielding net proceeds of $2,089,483. At any time after the eighteen-month anniversary of issuance (September 12, 2027), the Company may cause all outstanding preferred shares to be converted into common shares at the conversion price then in effect, upon the occurrence of either (i) a change of control of the Company, or (ii) the 20-day volume-weighted average trading price of the common shares being at least CAD $0.70 during any 20-trading-day period following the eighteen-month anniversary. The preferred shares are entitled to cumulative dividends at a rate of 15% per annum, payable quarterly in arrears. Two-thirds of each dividend (equal to 10% per annum) is payable in cash, and one-third (equal to 5% per annum) is payable in kind in additional preferred shares. The Company may, on one or more occasions, defer the cash portion of a dividend payment until the next succeeding dividend payment date; however, if a cash dividend payment is deferred by more than 45 days, the full 15% per annum rate applies to the deferred cash portion (rather than 10%). In the event of a liquidation, dissolution or winding-up of the Company, holders of preferred shares are entitled to receive, in preference to holders of common shares, an amount equal to CAD $0.38 per preferred share plus any declared but unpaid dividends, before any distribution is made to common shareholders. Except as required by law, the preferred shares do not carry voting rights and holders of preferred shares are not entitled to vote at any shareholder meeting. Upon conversion, the resulting common shares carry the voting rights associated with common shares. The preferred shares are not redeemable at the option of either the holder or the Company. The preferred shares and the underlying conversion shares are subject to a four-month hold period under Canadian securities laws and CSE policies, and have not been and will not be registered under the U.S. Securities Act; they were issued in reliance on Section 4(a)(2) and/or Regulation D under the U.S. Securities Act. The Company has covenanted to use its best efforts, following expiry of the applicable hold periods, to register the conversion shares for sale on the Canadian Securities Exchange, or other similar exchange.

As of March 31, 2026, the Company had 10,726,579 Series A-1 preferred shares issued and outstanding.

Warrants

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

On February 27, 2026, the Company amended and restated a warrant to purchase common stock originally issued on May 25, 2023, reducing the exercise price from CAD $0.80 to CAD$0.30 per share and extending the exercise period by five years from February 27, 2026 to February 26, 2031.

In March 2026, in connection with the equity issuance in Q1 2026, a total of 8,152,200 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.30 per share (USD $0.22) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $1,103,118 related to the issuance of these warrants during the three months ended March 31, 2026.

The following table summarizes the warrants outstanding that remain outstanding as of March 31, 2026:

Expiration Date	Outstanding	Exercise Price
April 19, 2026	22,395,950	$1.10
August 19, 2026	2,742,519	$0.44
December 9, 2026	8,473,500	$0.29
December 15, 2026	2,341,600	$0.29
August 14, 2027	8,603,800	$0.22
March 19, 2028	8,152,200	$0.22
November 30, 2028	60,155,339	$0.22
February 26, 2031	5,687,500	$0.22
Total warrants outstanding	118,552,408

2019 Stock incentive plan

The omnibus 2019 stock incentive plan permits the Board of Directors of the Company to grant options to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis.

There were a total of 1,035,000 and 579,744 options granted during the three months ended March 31, 2026 and year ended December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, there were 13,077,060 and 12,042,060, respectively, options outstanding. For the three months ended March 31, 2026 and 2025, there was $6,577 and $234,668, respectively, of share-based compensation expense related to the 2019 stock incentive plan. For the three months ended March 31, 2026 and year ended December 31, 2025, there were 0 and 302,666 options exercised. All option exercises were on a cashless basis.

Stock option activity is summarized as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2024	13,815,048	$0.39	4.21	$740,452
Granted	579,744	$0.19	9.06	$27,854
Exercised	(302,666)	$0.15	4.09	$55,575
Forfeited	(2,050,066)	$0.15	4.15	$68,400
Balance as of December 31, 2025	12,042,060	$0.38	3.35	$644,330
Granted	1,035,000	$0.20	9.90	$46,575
Balance as of March 31, 2026	13,077,060	$0.37	3.40	$690,905

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the three months ended March 31, 2026 and year ended December 31, 2025, using the following range of assumptions:

	March 31, 2026	December 31, 2025

Expected stock price volatility	156.19%	156.11% - 239.57%
Risk-free annual interest rate	3.71%	4.11% - 5.23%
Expected life (years)	6.5	1.5 – 9.8
Expected annual dividend yield	0.00%	0.00%

The following table summarizes the stock options that remain outstanding as of March 31, 2026:

Exercise Price (CAD$)	Date	Outstanding	Exercisable	Vesting Condition
$0.25	October 2026	300,000	141,667	One year vesting
$0.25	November 2026	300,000	300,000	One year vesting
$0.65	February 2029	12,548	12,548	One year vesting
$0.65	February 2029	76,009	76,009	Immediate vesting
$0.65	February 2029	2,560,083	2,560,083	Three year vesting
$0.65	February 2029	6,274	6,274	Immediate vesting
$0.65	February 2029	264,836	264,836	Immediate vesting
$0.65	July 2029	2,824,918	2,824,918	Immediate vesting
$0.15	October 2029	60,000	60,000	One year vesting
$0.15	November 2029	1,985,000	1,985,000	One year vesting
$0.15	November 2029	1,957,500	1,957,500	One year vesting
$0.01	October 2030	887,112	887,112	One year vesting
$1.05	October 2031	31,369	31,369	Immediate vesting
$0.15	July 2034	66,667	66,667	Immediate vesting
$0.15	July 2034	66,667	66,667	One year vesting
$0.15	July 2034	200,000	111,111	Three year vesting
$0.20	January 2035	443,077	443,077	One year vesting
$0.25	February 2035	1,035,000	28,750	Three year vesting
		13,077,060	11,823,588

Restricted Share Unit Plan

In December 2022, the Company formally adopted the Restricted Share Unit Plan (“RSU Plan”). The RSU Plan permits the Board of Directors of the Company to grant Restricted Share Units (“RSU’s”) to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis. The granted shares are not considered outstanding until exercised. During the three months ended March 31, 2026 and year ended December 31, 2025, 0 and 26,084,258 units were granted, 0 and 10,128,496 units were vested, 0 and 7,380 were forfeited, and 0 and 7,185,206 were exercised, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense of $482,890 and $232,794, respectively, for units that were vested. The average grant-date fair value of the RSU’s during the year ended December 31, 2025 was $0.20.

Restricted share unit activity is summarized as follows:

	Number of Restricted Share Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance as of December 31, 2024	7,192,586	$0.17	4.73
Granted	26,084,258	$0.20	4.96
Exercised	(7,185,206)	$0.15	3.87
Forfeited	(7,380)	$0.15	3.87
Balance as of December 31, 2025	26,084,258	$0.20	4.71
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Balance as of March 31, 2026	26,084,258	$0.20	4.71

Reserves

Reserves includes accumulated foreign currency translation adjustments and the accumulated fair value of share-based compensation and warrants transferred from share-based payment reserve and warrant reserve upon cancellation or expiry of the share options and warrants.

18.	Income tax expense

The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025 was $974,580 and $721,113, respectively. The effective tax rate for the Company’s cannabis operations is significantly affected by the application of Section 280E of the Internal Revenue Code, which disallows certain deductions and credits for businesses trafficking in Schedule I controlled substances, including cannabis.

As of March 31, 2026 and December 31, 2025, the Company’s uncertain tax position liability was $16,190,724 and $15,219,548, respectively. The increase during the three months ended March 31, 2026 reflects the continued accrual of potential tax liabilities associated with the Company’s cannabis operations.

The Company has a deferred tax liability of $766,796 as of March 31, 2026 and December 31, 2025 generated from the non-goodwill intangible assets acquired in the 2023 business combination.

Uncertain Tax Positions

As the Company operates in the cannabis industry, it is subject to the limits of U.S. IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under U.S. IRC Section 280E.

During the three months ended March 31, 2026, the Company has filed its previous years tax filing to become compliant through calendar year 2025. The Company has recorded the income tax payable as an uncertain tax position long-term liability on the balance sheets as of March 31, 2026 and December 31, 2025 . The computed interest and penalty amounts are also included within current income tax provision on the statement of operations and comprehensive income (loss) in the accompanying financial statements for the three months ended March 31, 2026 and 2025.

19.	Commitments and contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of March 31, 2026 and December 31, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. In addition, the use, sale, and possession of cannabis in the United States, despite state laws, is illegal under federal law. However, individual states have enacted legislation permitting exemptions for various uses, mainly for medical and industrial use but also including recreational use. As a result of the differing state and federal laws, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Cryptocurrency acquisition restriction. In connection with the March 12, 2026 private placement of Series A-1 preferred shares to La Jefa Partners, LLC, the Company has covenanted that, for a period of twenty-four months following the closing date (through March 12, 2028), the Company will not acquire any cryptocurrency, including Bitcoin, other than nominal amounts accepted in business-to-business transactions.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026 and December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of March 31, 2026 and December 31, 2025, there are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

20.	Segmented Information

Operations by reportable segment for the three months ending March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026
	Wholesale Concentrates	Retail	Corporate & Other	Total
Net revenue	$8,490,773	$886,229	$-	$9,377,002
Cost of sales	4,283,813	468,539	-	4,752,352
Gross profit	4,206,960	417,690	-	4,624,650

Operating expenses
Advertising and promotion	8,722	17,894	7,721	34,337
Depreciation and amortization	235,183	2,321	47,986	285,490
Wages and salaries	418,669	215,426	1,055,595	1,689,690
Office and general expenses	440,639	69,434	91,518	601,591
Research and development expenses	2,081	-	-	2,081
Legal and professional fees	39,653	30,000	224,643	294,296
License and compliance	(4,956)	9,327	1,335	5,706
Insurance expenses	7,945	8,073	82,069	98,087
Excise and other taxes	46,600	8,551	15	55,166
Lease expenses	122,583	60,977	679	184,239
Travel and business development	45,267	2,256	42,777	90,300
Total operating expenses	1,362,386	424,259	1,554,338	3,340,983

Income (loss) from operations	2,844,574	(6,569)	(1,554,338)	1,283,667

Other expense
Interest expense	266,110	550	50,174	316,834
Change in fair value derivative liability	-	-	390,405	390,405
Other expense (income)	-	-	28,101	28,101
Total other expense	266,110	550	468,680	735,340

Income (loss) before provision for income taxes	2,578,464	(7,119)	(2,023,018)	548,327

Provision for income taxes	1,206	-	973,374	974,580
Net income (loss) and comprehensive income (loss)	2,577,258	(7,119)	(2,996,392)	(426,253)

Foreign currency translation	-	-	-	-
Net loss and comprehensive loss attributable to non-controlling interest	-	-	-	-
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$2,577,258	$(7,119)	$(2,996,392)	$(426,253)

	Three Months Ended March 31, 2025
	Wholesale Concentrates	Retail	Corporate & Other	Total
Net revenue	$8,380,413	$1,017,848	$-	$9,398,261
Cost of sales	5,922,610	1,402,361	-	7,324,971
Gross profit	2,457,803	(384,513)	-	2,073,290

Operating expenses
Advertising and promotion	30,878	49,317	58,968	139,163
Depreciation and amortization	243,393	26,507	24,603	294,503
Wages and salaries	431,504	246,538	1,202,717	1,880,759
Office and general expenses	552,555	120,634	124,228	797,417
Research and development expenses	8,628	-	-	8,628
Legal and professional fees	139,382	14,501	334,056	487,939
License and compliance	12,760	-	-	12,760
Insurance expenses	2,717	(5,637)	102,491	99,571
Excise and other taxes	48,437	-	-	48,437
Lease expenses	(30,097)	-	188,499	158,402
Travel and business development	40,074	1,073	12,109	53,256
Total operating expenses	1,480,231	452,933	2,047,671	3,980,835

Income (loss) from operations	977,572	(837,446)	(2,047,671)	(1,907,545)

Other expense
Interest expense	325,735	49,561	217,205	592,501
Change in fair value derivative liability	-	-	(3,538,440)	(3,538,440)
Other expense (income)	-	-	51,505	51,505
Total other expense	325,735	49,561	(3,269,730)	(2,894,434)

Income (loss) before provision for income taxes	651,837	(887,007)	1,222,059	986,889

Provision for income taxes	-	-	721,113	721,113
Net income (loss) and comprehensive income (loss)	651,837	(887,007)	500,946	265,776

Foreign currency translation	-	-	-	-
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$651,837	$(887,007)	$500,946	$265,776

21.	Earnings (Loss) Per Share

The following is a reconciliation for the calculation of net income (loss) attributable to the Company and the basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss) Attributable to the Company	$(426,253)	$265,776

Weighted-Average Shares Outstanding – Basic	259,677,719	174,681,755

Weighted-Average Shares Outstanding – Diluted	259,677,719	266,662,315

Earnings (Loss) Per Share Attributable to the Company – Basic	$(0.002)	$0.002

Earnings (Loss) Per Share Attributable to the Company – Diluted	$(0.002)	$0.001

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

22.	Subsequent Events

On April 14, 2026, the Company, LEEF Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Standard Holdings, Inc., a Delaware corporation (“SHI”), and Robert J. Mendola, Jr., solely in his capacity as representative of the stockholders of the Company (the “Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the closing of the Merger Agreement, Merger Sub will be merged with and into SHI (the “Merger”) whereupon the separate corporate existence of Merger Sub will cease, with SHI continuing as the surviving corporation of the Merger as a wholly owned subsidiary of the Company.

As consideration for the Merger, the Company will (a) issue an aggregate of 12,592,960 shares of the Company’s common shares, no par value (“Merger Shares”), to the holders of SHI’s senior preferred stock as well as 1,095,040 shares of the Company’s common shares as management incentive shares and (b) pay an aggregate of $10,000.00 in cash to the holders of SHI’s common stock and series seed preferred stock. The closing issuance of Merger Shares may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of working capital amounts at closing. The Merger Shares will be subject to a twelve (12) month lock-up agreement, with one-third (1/3) of the Merger Shares being released from the lock-up obligation after each four-month period following the closing date. The transaction closed on April 27, 2026.

On April 19, 2026, approximately 22.4 million warrants have expired and are no longer exercisable.

On April 21, 2026, the Company issued 705,373 common shares for services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and with our audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed under “Cautionary Note Regarding Forward-Looking Statements” and under Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in the 2025 Annual Report. Unless otherwise indicated, all dollar amounts in this Item 2 are expressed in United States dollars.

Overview

Leef Brands Inc. was incorporated on September 15, 2011, under the laws of the province of British Columbia and is registered extra-provincially under the laws of Ontario. The Company is a cannabis branded products manufacturer based in California. The Company is a public company whose common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “LEEF”. The head office of the Company is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8.

We are a cannabis concentrate manufacturer that leverages our manufacturing capabilities in a 12,000-square-foot extraction and manufacturing facility with significant throughput and distillate extraction capability. Our core manufacturing competencies include ethanol extraction (Type 6 manufacturing license), hydrocarbon extraction (Type 7 manufacturing license), and solventless extraction. We also hold a 179.9-acre cultivation land use permit, which we expect to result in our operating one of the largest cannabis cultivation sites in the state of California.

During fiscal 2024 and 2025, we executed a strategic transition away from consumer packaged goods (“CPG”) sales through retail, shifting our sales focus to leveraging our core strength in concentrate manufacturing to support and power the leading cannabis brands operating in California. CPG sales have become immaterial in fiscal 2025 and the three months ended March 31, 2026 as the Company concentrated efforts on the bulk sales concentrates market. Management believes that this strategic focus on higher-margin wholesale concentrate manufacturing, combined with disciplined operating expense management, positions the Company for improving operating performance.

During the three months ended March 31, 2026, the Company generated net revenue of $9,377,002, compared to $9,398,261 for the three months ended March 31, 2025, which is essentially flat year over year. Gross profit increased significantly to $4,624,650 (gross margin of 49%) for the three months ended March 31, 2026, compared to $2,073,290 (gross margin of 22%) for the three months ended March 31, 2025. The Company recorded operating income of $1,283,667 for the three months ended March 31, 2026, compared to an operating loss of $1,907,545 for the three months ended March 31, 2025, reflecting both the margin expansion and a $639,852 reduction in total operating expenses.

Net loss and comprehensive loss attributable to the Company was $426,253 for the three months ended March 31, 2026, compared to net income and comprehensive income of $265,776 for the three months ended March 31, 2025. The swing to a net loss position for the quarter was primarily driven by a $390,405 expense recorded for the change in fair value of derivative liabilities (compared to a $3,538,440 gain in the prior year period) and a higher provision for income taxes of $974,580 (compared to $721,113 in the prior year period), offset by the improvements in operating results described above.

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

Management believes that these non-GAAP financial measures assess the Company’s ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business. These non-GAAP financial measures are not intended to represent and should not be considered as alternatives to net income, operating income, or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity.

The following table provides a reconciliation of the Company’s net loss to Adjusted EBITDA (non-GAAP) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss) (GAAP)	$(426,253)	$265,776
Depreciation and amortization	568,141	535,237
Interest expense	316,834	592,501
Income and excise tax expense	1,029,745	769,550
EBITDA (non-GAAP)	1,488,467	2,163,064
Adjustments:
Share-based compensation	489,467	591,462
Change in fair value of derivative liabilities	390,405	(3,538,440)
Non-recurring operating costs	28,101	51,505
Adjusted EBITDA (non-GAAP)	$2,396,440	$(732,409)

Adjusted EBITDA, a non-GAAP financial measure, was $2,396,440 for the three months ended March 31, 2026, compared to $(732,409) for the three months ended March 31, 2025. The favorable change in Adjusted EBITDA of $3,128,849 is primarily driven by improved gross profit of $2,551,360 and reduced operating expenses of $639,852 with our revenue remaining consistent, reflecting the Company’s ongoing focus on margin expansion and disciplined cost management in its core wholesale concentrate manufacturing business.

Use of Financing Proceeds

During the three months ended March 31, 2026 and year ended December 31, 2025, the Company raised cash through issuance of preferred and common shares of the Company’s stock totaling gross proceeds of approximately $4.5 million and $1.4 million, respectively, in addition to the cash raised through both related party and third-party notes payable. The proceeds from these financing activities were used to fund the ongoing operations of the Company.

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

Results of Operations

Three months ended March 31, 2026 and 2025

The following tables set forth the components of our statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.

	Three Months Ended
	March 31, 2026		March 31, 2025

Net revenue	$9,377,002	100%	$9,398,261	100%
Cost of sales	4,752,352	51%	7,324,971	78%
Gross profit	4,624,650	49%	2,073,290	22%

Operating expenses	3,340,983	36%	3,980,835	42%

Income (loss) from operations	1,283,667	13%	(1,907,545)	-20%

Other expense (income):
Interest expenses	316,834	3%	592,501	6%
Change in fair value of derivative liability	390,405	4%	(3,538,440)	-38%
Other expense (income)	28,101	0%	51,505	1%
Total other expense (income)	735,340	7%	(2,894,434)	-31%

Income (loss) before provision for income taxes	548,327	6%	986,889	11%

Provision for income taxes	974,580	10%	721,113	8%
Net income (loss) and comprehensive income (loss) attributable to shareholders of Leef Brands, Inc.	$(426,253)	-4%	$265,776	3%

Revenue

Revenue for the three months ended March 31, 2026 was $9,377,002, a decrease of $21,259, or 0.2%, as compared to $9,398,261 for the three months ended March 31, 2025. Revenue was consistent year over year, reflecting the maturing of the Company’s strategic pivot to bulk concentrate manufacturing and ongoing pricing pressure within the California wholesale cannabis market.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2026 was $4,752,352, a decrease of $2,572,619, or 35.1%, as compared to $7,324,971 for the three months ended March 31, 2025. Gross profit for the three months ended March 31, 2026 was $4,624,650, representing a gross margin of 49%, compared with a gross profit of $2,073,290, representing a gross margin of 22%, for the three months ended March 31, 2025. The significant increase in gross profit and gross margin reflects the Company’s integration of Salisbury Canyon Ranch as the Company’s primary biomass supply source during the quarter, combined with disciplined procurement of third-party inputs.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $3,340,983, a decrease of $639,852, or 16.1%, compared to total operating expenses of $3,980,835 for the three months ended March 31, 2025. The decrease in total operating expenses was attributable to the factors described below.

Wages and salaries for the three months ended March 31, 2026 and 2025 were $1,689,690 and $1,880,759, respectively, a decrease of $191,069, or 10.2%. The decrease reflects improved labor efficiency and disciplined headcount management as the Company continues to optimize its operating structure around its wholesale concentrate manufacturing focus.

Legal and professional fees for the three months ended March 31, 2026 and 2025 were $294,296 and $487,939, respectively, a decrease of $193,643, or 39.7%. The decrease in legal and professional fees is primarily attributable to improved efficiency in the use of outside legal counsel and other professional advisors during the period.

Office and general expenses for the three months ended March 31, 2026 and 2025 were $601,591 and $797,417, respectively, a decrease of $195,826, or 24.6%. The decrease is primarily attributable to lower freight and overhead costs as the Company continues its disciplined approach to managing operating costs.

Advertising and promotion expenses for the three months ended March 31, 2026 and 2025 were $34,337 and $139,163, respectively, a decrease of $104,826, or 75.3%, reflecting reduced CPG marketing spend consistent with the Company’s strategic focus on wholesale concentrate manufacturing.

Interest expense

Interest expense for the three months ended March 31, 2026 and 2025 was $316,834 and $592,501, respectively, a decrease of $275,667, or 46.5%. The decrease was primarily driven by the conversion of convertible debentures during 2025, resulting in a lower outstanding debt balance during the current period.

Change in fair value of derivative liability

Change in fair value of derivative liability for the three months ended March 31, 2026 was an expense of $390,405, compared to a gain of $3,538,440 for the three months ended March 31, 2025. The change is primarily due to fluctuations in the Company’s share price and remeasurement of the Black-Scholes and Monte Carlo inputs used to value the derivative liabilities arising from warrants and certain convertible instruments with non-fixed conversion features denominated in a currency other than the Company’s functional currency.

Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders

Net loss and comprehensive loss for the three months ended March 31, 2026 was $426,253, as compared to net income and comprehensive income of $265,776 for the three months ended March 31, 2025, an unfavorable change of $692,029. The change to a net loss position was primarily due to the $3,928,845 unfavorable swing in the change in fair value of derivative liabilities, partially offset by the $3,191,212 favorable change in operating results.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Cash flow from operating activities

Cash provided by operating activities for the three months ended March 31, 2026 was $395,001, as compared to cash used in operating activities of $1,836,212 for the three months ended March 31, 2025, a favorable change of $2,231,213. The favorable change in cash provided by operating activities was primarily driven by the improvement in operating results, partially offset by timing of working capital items including increases in accounts receivable and prepaid expenses.

Cash flow from investing activities

Cash used in investing activities for the three months ended March 31, 2026 was $494,839, as compared to cash used in investing activities of $162,075 for the three months ended March 31, 2025, an unfavorable change of $332,764. The change reflects increased capital expenditures to support ongoing operations and planned facility improvements.

Cash flow from financing activities

Cash provided by financing activities for the three months ended March 31, 2026 was $3,665,088, as compared to cash provided by financing activities of $181,903 for the three months ended March 31, 2025, a favorable change of $3,483,185. The favorable change was primarily due to $4,500,000 of gross proceeds from the issuance of preferred and common shares in March 2026, partially offset by net repayments on notes payable, repayment of related party contingent consideration, and related party notes payable.

Summary of Quarterly Results

	Revenues	Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders
March 31, 2026	$9,377,002	$(426,253)
December 31, 2025	$8,318,373	$(11,158,097)
September 30, 2025	$8,379,306	$(3,803,812)
June 30, 2025	$8,691,656	$(2,933,199)
March 31, 2025	$9,398,261	$265,776
December 31, 2024	$5,901,489	$(7,182,195)
September 30, 2024	$6,763,391	$(9,185,633)
June 30, 2024	$7,916,653	$(5,539,472)
March 31, 2024	$7,913,914	$(2,714,215)
December 31, 2023	$5,875,458	$(10,586,631)

The Company’s focus on the wholesale concentrate market has led to an increase in quarterly revenue and margins through 2025 and into Q1 2026. Revenue was consistent from $9.4 million in Q1 2025 to $9.4 million in Q1 2026. The fluctuation in quarterly net income (loss) is primarily attributable to non-cash items, particularly changes in the fair value of derivative liabilities and losses on extinguishment of debt. The net income of $0.3 million in Q1 2025 was driven primarily by the non-cash gain on the change in fair value of derivative liabilities. Excluding this non-cash item, Q1 2026 operational performance reflected the continued benefit of in-house biomass supply from Salisbury Canyon Ranch, with gross margins and operating cash flow remaining consistent with the strong H2 2025 trajectory.

Related Party Balances

Key management personnel are persons responsible for planning, directing, and controlling activities of an entity, and include executive and non-executive persons. During the three months ended March 31, 2026 and 2025, the Company recognized approximately $440,000 and $470,000, respectively, in compensation and stock-based compensation provided to key management.

For further information regarding related party transactions, see Note 16 – Related Party Transactions of the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes in our critical accounting estimates from those disclosed in our 2025 Annual Report. Refer to Note 3 – Significant Accounting Policies of the condensed consolidated financial statements for further information on our accounting policies and estimates.

Liquidity and Capital Resources

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by equity investors, and debt issuances. The Company is currently meeting its operational obligations as they become due from its current working capital and from operations. However, the Company has sustained losses since inception and may require additional capital in the future. Such uncertainties related to events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had a net working capital surplus of $5,888,291 and a cash balance of $5,755,972. This is a significant improvement from December 31, 2025, when the Company had a working capital deficit and cash of $2,190,722. The increase in working capital and cash during the three months ended March 31, 2026 primarily reflects the $4,500,000 equity raise completed in March 2026.

The Company is generating cash from revenues and deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, product development, and marketing.

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, or any obligations that trigger financing, liquidity, market, or credit risk to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, and as such, is not required to provide the information required by this Item. However, the Company is exposed to certain market risks, including foreign currency exchange rate risk, interest rate risk, commodity price risk, and risks related to the Company’s digital asset holdings.

Currency risk. The Company is exposed to currency risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. Currency risk is limited to the portion of the Company’s business transactions and balances denominated in currencies other than the United States dollar. Assuming all other variables remain constant, a fluctuation of +/- 5.0 percent in the exchange rate between the United States dollar and the Canadian dollar would impact the carrying value of the net monetary assets by approximately +/- $548,000.

Interest rate risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash bears interest at market rates. The Company’s financial liabilities have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

Commodity price risk. We are exposed to price fluctuations in the California cannabis market, where we sell our products. Continued pricing compression in this market has, and may in the future, adversely affect our revenue and gross margin.

Digital asset risk. We hold Bitcoin as part of our treasury assets. The value of Bitcoin is highly volatile. A significant decline in Bitcoin’s market price could adversely affect our financial condition and results of operations.

There have been no material changes in the Company’s primary risk exposures or management of market risks from those disclosed in its 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that, as of March 31, 2026 and December 31, 2025, there were deficiencies in our internal control over financial reporting. This is attributable to a significant deficiency resulting from the size of the Company and its limited personnel, which constrains our ability to implement full segregation of duties across financial reporting functions. The Company is actively monitoring this condition and will implement additional controls and oversight procedures as resources permit.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of March 31, 2026, there are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2025, as filed with the SEC on March 26, 2026. The risk factors described in the fiscal year ended 2025 Form 10-K have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

On March 12, 2026, the Company issued 10,726,579 Series A-1 preferred shares to an investor for cash consideration of $3,000,000.

On March 12, 2026, the Company issued 8,152,200 common shares to two investors for cash consideration of $1,500,000.

The foregoing issuances were made in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and/or Regulation D or Regulation S promulgated thereunder. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The issuances were made without general solicitation or advertising.

Use of Proceeds

The net proceeds from the foregoing unregistered sales of equity securities are being used for general working capital and general corporate purposes, including capital expenditures, facility improvements, product development, and the repayment of certain indebtedness.

Issuer Purchases of Equity Securities

On March 24, 2026, the Company received from a former recipient 135,206 common shares previously issued for $30,742, which shares were returned to treasury. Other than the foregoing, neither the Company nor any affiliated purchaser of the Company purchased any of the Company’s registered equity securities during the quarter ended March 31, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Registrant. (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on March 26, 2026).

3.2*	Bylaws of the Registrant. (included in Exhibit 3.1 hereto).

10.1	Form of Subscription Agreement used in connection with the March 2026 private placement (filed herewith).

10.2*	Agreement and Plan of Merger dated April 14, 2026 by and among Leef Brands, Inc., LEEF Merger Sub Inc., Standard Holdings, Inc. and Robert J. Mendola, Jr. (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 20, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed,

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	Leef Brands, Inc.

	By:	/s/ Micah Anderson
Micah Anderson,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin Wilson
Kevin Wilson,
Chief Financial Officer
(Principal Financial and Accounting Officer)

