Form 10-Q
period 2026-06-30
Leef Brands Inc.
filed 2026-08-06
CIK 1711141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026 there were 305,556,473 of the registrant’s common shares outstanding.

LEEF BRANDS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEEF BRANDS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$4,950,962	$2,190,722
Accounts receivable, net	2,212,582	1,592,653
Inventory, net	7,146,535	3,350,889
Prepaid expenses and deposits	1,545,020	505,438
Deferred costs and other current assets	512,656	508,987
Total current assets	16,367,755	8,148,689

Non-current assets
Property and equipment, net	25,554,412	25,041,313
Right of use assets, net	1,689,020	1,678,072
Goodwill	6,053,307	-
Intangible assets, net	2,335,747	1,122,199
Assets held for sale	400,000	400,000
Other assets	12,605	12,605

Total assets	$52,412,846	$36,402,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities	$4,322,541	$4,768,534
Related party payables	1,129,641	1,916,770
Current portion of notes payable	1,956,438	1,001,395
Current portion of related party consideration payable	-	340,000
Lease liabilities, short term	277,229	160,285
Taxes payable	6,177	161,770
Total current liabilities	7,692,026	8,348,754

Non-current liabilities
Lease liabilities, net of current portion	1,559,963	1,659,120
Notes payable, net of current	8,628,069	9,783,361
Derivative liabilities, long term	12,531,203	8,893,600
Uncertain tax positions	22,767,064	15,219,548
Deferred tax liability	1,274,077	766,796

Total liabilities	54,452,402	44,671,179

Stockholders’ Deficit
Series A-1 Preferred stock; no par value; unlimited shares authorized; 11,204,376 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,212,475	-
Common stock; no par value; unlimited shares authorized; 305,556,473 and 257,947,996 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	137,360,450	131,445,688
Accumulated other comprehensive loss	(336,879)	(336,879)
Accumulated deficit	(141,275,602)	(139,377,110)
Total stockholders’ deficit	(2,039,556)	(8,268,301)

Total liabilities and stockholders’ deficit	$52,412,846	$36,402,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue	$7,274,908	$8,691,656	$16,651,910	$18,089,917

Cost of sales	4,864,545	7,201,635	9,616,897	14,526,606

Gross profit	2,410,363	1,490,021	7,035,013	3,563,311

Operating expenses
Advertising and promotion	21,904	62,061	56,241	201,224
Depreciation and amortization	350,235	304,107	635,725	598,611
Wages and salaries	2,155,828	1,943,497	3,845,518	3,824,256
Office and general expenses	705,705	733,569	1,307,296	1,530,986
License and compliance	31,603	13,506	37,309	26,266
Research and development expenses	6,281	10,570	8,362	19,198
Legal and professional fees	644,399	338,269	938,695	826,208
Insurance expenses	110,358	121,780	208,445	221,351
Excise and other taxes	59,801	59,142	114,967	107,579
Lease expenses	186,296	183,333	370,535	341,735
Travel and business development	126,310	93,346	216,610	146,601
Total operating expenses	4,398,720	3,863,180	7,739,703	7,844,015

Loss from operations	(1,988,357)	(2,373,159)	(704,690)	(4,280,704)

Other (income) expense
Interest expense	242,195	579,387	559,029	1,171,888
Change in fair value derivative liability	(1,581,817)	(566,681)	(1,191,412)	(4,105,121)
Other (income) expense	(18,037)	(60,557)	10,064	(9,052)
Total other income	(1,357,659)	(47,851)	(622,319)	(2,942,285)

Net loss before provision for income taxes	$(630,698)	$(2,325,308)	$(82,371)	$(1,338,419)

Provision for income taxes	704,050	607,891	1,678,630	1,329,004

Net loss and comprehensive loss	$(1,334,748)	$(2,933,199)	$(1,761,001)	$(2,667,423)

Less: Preferred stock dividends	137,491	-	137,491	-

Net loss and comprehensive loss applicable to common shareholders	$(1,472,239)	$(2,933,199)	$(1,898,492)	$(2,667,423)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	290,003,245	175,442,331	275,008,957	175,085,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

Activity for the Three and Six Months Ended June 30, 2026

	Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, December 31, 2025	-	$-	257,947,996	$-	$131,445,688	$(139,377,110)	$(336,879)	$(8,268,301)
Net loss	-	-	-	-		(426,253)	-	(426,253)
Preferred and common shares issued for cash	10,726,579	2,089,483	8,152,200	-	396,881	-	-	2,486,364
Shares returned to treasury	-	-	(135,206)	-	(30,742)	-	-	(30,742)
Stock compensation expense	-	-	-	-	6,577	-	-	6,577
Equity based compensation for restricted stock unit grants	-	-	-	-	482,890	-	-	482,890
Balance, March 31, 2026	10,726,579	$2,089,483	265,964,990	$-	$132,301,294	$(139,803,363)	$(336,879)	$(5,749,465)
Net loss	-	-	-	-		(1,334,748)	-	(1,334,748)
Preferred and common shares issued for cash	357,553	90,638	24,994,642	-	1,946,411	-	-	2,037,049
Common shares issued for services	-	-	705,373	-	108,495	-	-	108,495
Common shares issued for Himalaya acquisition	-	-	13,688,001	-	2,412,592	-	-	2,412,592
Issuance of preferred dividends	120,244	32,354	-	-	-	(137,491)	-	(105,137)
Exercise of restricted stock units	-	-	203,467	-	-	-	-	-
Stock compensation expense	-	-	-	-	96,174	-	-	96,174
Equity based compensation for restricted stock unit grants	-	-	-	-	495,484	-	-	495,484
Balance, June 30, 2026	11,204,376	$2,212,475	305,556,473	$-	$137,360,450	$(141,275,602)	$(336,879)	$(2,039,556)

Activity for the Three and Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, December 31, 2024	172,984,299	$-	$109,650,027	$(121,747,435)	$(336,536)	$(12,433,944)
Net income	-	-		265,776	-	265,776
Common shares issued for services	600,000	-	100,000	-		100,000
Common shares issued for earnout consideration	1,858,032	-	935,618	-	-	935,618
Foreign currency translation	-	-	-		(343)	(343)
Stock compensation expense	-	-	258,668	-	-	258,668
Equity based compensation for restricted stock unit grants	-	-	232,794	-	-	232,794
Balance, March 31, 2025	175,442,331	$-	$111,177,107	$(121,481,659)	$(336,879)	$(10,641,431)
Net loss	-	-		(2,933,199)	-	(2,933,199)
Common shares issued for services	-	-	-	-	-	-
Common shares issued for earnout consideration	-	-	-	-	-	-
Foreign currency translation	-	-	-		-	-
Stock compensation expense	-	-	259,629	-	-	259,629
Equity based compensation for restricted stock unit grants	-	-	232,794	-	-	232,794
Balance, June 30, 2025	175,442,331	$-	$111,669,530	$(124,414,858)	$(336,879)	$(13,082,207)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2026	June 30, 2025

Cash Flows from Operating Activities
Net loss and comprehensive loss	$(1,761,001)	$(2,667,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224,999	1,104,515
Share based compensation	1,189,620	1,083,885
Lease cost, net of repayment	6,839	37,749
Amortization of debt discounts	351,957	498,912
Change in fair value of derivative liability	(1,191,412)	(4,105,121)
Unrealized loss (gain) on crypto asset	85,974	(40,337)
Changes in operating assets and liabilities
Accounts receivable, net	(96,160)	176,772
Prepaid expenses and deposits	(829,928)	(514,145)
Inventory	(2,837,059)	(173,981)
Other assets	4,540	19,502
Accounts payable and other accrued liabilities	(1,162,567)	885,135
Related party payables	(168,413)	492,523
Uncertain tax positions	1,512,529	1,168,626
Net cash used in operating activities	(3,670,082)	(2,033,388)

Cash Flows from Investing Activities
Equipment purchase	(1,640,028)	(487,880)
Proceeds from sale of crypto currency	-	403,622
Investment in intangible asset	-	(300,000)
Cash acquired from acquisition	201,277	-
Net cash used in investing activities	(1,438,751)	(384,258)

Cash Flows from Financing Activities
Issuance of preferred and common shares, net of issuance costs	9,075,207	-
Dividend Paid	(66,073)	-
Consideration payable	(340,000)	-
Repayment of notes	(450,061)	(165,729)
Proceeds from issuance of related party note payable	-	749,630
Cash repayments of related party notes payable	(350,000)	(10,000)
Net cash provided by financing activities	7,869,073	573,901

Net increase (decrease) in Cash	2,760,240	(1,843,745)
Effect of foreign exchange translation	-	(343)
Cash, beginning of period	2,190,722	2,731,979

Cash, end of period	$4,950,962	$887,891

Supplemental disclosure of cash flow information
Cash paid for interest	$62,521	$20,900
Other non-cash investing and financing activities
Common shares issued for earnout consideration	$-	$935,618
Financed equipment	$-	$433,112
Non-cash note repayment	$-	$50,423
Reclass of accrued interest	$-	$67,500
Related party note issued in exchange for crypto currency	$-	$405,650
Related party note additions	$-	$245,050
Modification of notes payable and warrants	$217,255	$-
Recognition of derivative liability for warrants and preferred share conversion feature issued	$4,611,761	$-
Payment to vendor using cryptocurrency	$258,495	$-
Payment for related party note payable using cryptocurrency	$268,716	$-
Shares returned to treasury	$30,742	$-
Issuance of preferred dividend shares	$32,354	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEEF BRANDS, INC.

Notes to the Consolidated Financial Statements

As of and for the six months ended June 30, 2026 and 2025

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

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of normal business activities and the realization of assets and discharge of liabilities in the normal course of business. As of June 30, 2026, the Company has an accumulated deficit of $141,275,602 and a working capital surplus of $8,675,729. The Company is actively seeking additional sources of financing. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, within one year of the issuance of the financial statements. Management is aware, in making its assessment, of uncertainties related to events or conditions that may cast substantial doubt upon the entity’s ability to continue as a going concern that these uncertainties are material and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore to realize its assets and discharge its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. See liquidity section of “Note 2 – Basis of Presentation” for a discussion of management’s plans with respect to these conditions.

Reverse recapitalization

On April 20, 2022, the Company acquired all of the common stock of LEEF Holdings, Inc. (“LEEF Holdings”) pursuant to a merger agreement dated January 21, 2022, among the Company, its wholly-owned subsidiary, Icanic Merger Sub, Inc. and LEEF Holdings. The Company issued common shares, which at the time were subject to a contractual hold period in accordance with the terms of the merger agreement, with an initial one-eighth of the shares received to be released on the one-year anniversary of closing and the remaining shares to be released in equal one-eighth installments every three months thereafter.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring adjustments, except as otherwise indicated) considered necessary to present fairly, in all material respects, the Company’s financial position as of June 30, 2026, its results of operations for the six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

These condensed consolidated financial statements were approved and authorized for issuance by the Company’s Board of Directors on August 6, 2026.

Liquidity and going concern

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by equity investors and debt issuances. The Company is currently meeting its operational obligations as they become due from its current working capital and from operations. However, the Company has sustained losses since inception and may require additional capital in the future. As of and for the six months ended June 30, 2026, the Company had cash of $4,950,962 an accumulated deficit of $141,275,602, a net loss and comprehensive loss attributable to the Company of $1,761,001, and net cash used in operating activities of $3,670,082. Such uncertainties related to events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these conditions include the equity financings described in Note 19 and Note 24, which raised aggregate gross proceeds of approximately $14.2 million through July 2026, the continued benefit of vertically integrated biomass supply from Salisbury Canyon Ranch on the Company’s gross margins, and continued discipline over operating costs.

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

While management plans to remedy the cash position by reducing operational expenses and securing additional equity financing, there can be no assurance or guarantee that these strategies will be successfully achieved or sufficient to meet the obligations of the Company.

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

Basis of consolidation

These consolidated financial statements as of June 30, 2026 and December 31, 2025 include the accounts of the Company, its wholly-owned subsidiaries. Subsidiaries are entities controlled by the Company. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements of subsidiaries are included in the audited annual financial statements from the date that control commences until the date that control ceases.

The following is a list of the Company’s wholly-owned and partially owned operating subsidiaries:

Name of Consolidated Subsidiary or Entity	Purpose	Jurisdiction	Attributable Interest
Aya Biosciences, Inc.	Pharmaceutical	US	100%
Anderson Development SB, LLC.	Cultivation	US	100%
Paleo Paw Corp.	CBD Wellness	US	100%
Payne Distribution, LLC.	Distribution	US	100%
LEEF Brands, Inc.	Holding Company	Canada	100%
LEEF Holdings, Inc.	Holding Company	US	100%
Preferred Brand LLC.	Manufacturing	US	100%
Seven Zero Seven, LLC.	Manufacturing	US	100%
LEEF Management, LLC.	Payroll	US	100%
1127466 B.C. Ltd.	Real Estate	Canada	100%
1200665 B.C. Ltd.	Real Estate	Canada	100%
SCRSB, LLC.	Cultivation	US	100%
The Leaf at 73740, LLC.	Dispensary	US	100%
Green Cross Nevada LLC.	Manufacturing	US	100%
V6E Holdings, LLC.	Manufacturing	US	100%
LEEF Labs NY LLC.	Manufacturing	US	100%
LEEF Labs NJ, LLC.	Manufacturing	US	100%
Eaton Processing LLC	Manufacturing	US	100%
Korben Labs, LLC	Manufacturing	US	100%
Standard Holdings Inc.	Holding Company	US	100%

All inter-company transactions and balances have been eliminated in the consolidated financial statement presentation.

3.	Significant Accounting Policies

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

Accounts receivable

Accounts receivable are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Financial assets measured at amortized cost are assessed for impairment at the end of each reporting period. Impairment provisions are estimated using the expected credit loss impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses take into account the Company’s collection history, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. Where applicable, the carrying amount of a trade receivable is reduced for any expected credit losses through the use of an allowance for doubtful accounts (“AFDA”) provision. Changes in the AFDA provision are recognized in the consolidated statement of operations and comprehensive income (loss). When the Company determines that no recovery of the amount owing is possible, the amount is deemed irrecoverable and the financial asset is written off. As of June 30, 2026 the Company recorded an allowance for doubtful accounts of $492,506 (December 31, 2025 - $949,297).

Customer Concentration

The Company has a concentration of credit risk with respect to revenues. For the six months ended June 30, 2026 and 2025, one customer represented approximately 14.78% and 6.14%, respectively, of total revenues.

As of June 30, 2026 and December 31, 2025, this customer accounted for 3.8% and less than 1% of the Company’s accounts receivable, respectively.

The loss of a major customer, or a significant reduction in business from them, could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses the creditworthiness of its customers and maintains allowances for potential credit losses. Management continues to monitor customer concentration risk and pursue diversification of its customer base where feasible.

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

Management uses the most reliable evidence available in determining the net realizable value of inventories. Actual selling prices may differ from estimates, based on market conditions at the time of sale. Allowances are made against obsolete or damaged inventory and charged to cost of sales. As of June 30, 2026 and December 31, 2025, the Company recorded a reserve inventory in the amount of $220,126 and $54,698, respectively.

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

For further details, see Note 17 – Financial Instruments and Financial Risk Management

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

The goodwill balance is assessed for impairment annually or when facts and circumstances indicate that it is impaired. Goodwill is tested for impairment at a reporting unit level by comparing the carrying value to the recoverable amount, which is determined as the fair value less costs of disposal. Any excess of the carrying amount over the recoverable amount is the impaired amount. The recoverable amount estimates are categorized as Level 3 according to the fair value hierarchy. Impairment charges are recognized in the consolidated statements of operations and comprehensive income (loss). Goodwill is reported at cost less any accumulated impairment. Goodwill impairments are not reversed.

Intangible assets

The Company’s intangible assets consist of trademarks and licenses. Intangible assets acquired are measured on initial recognition at cost, while the cost of intangible assets acquired in a business combination is initially recorded at their fair values as at the date of acquisition. It recognizes amortization to write off the cost of assets less their residual values over their useful lives, using certain methods and rates. The intangible assets as of June 30, 2026 and December 31, 2025 were trademarks and licenses which have 10-year useful lives.

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

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the Consolidated Statements of Financial Position date. Critical estimates and assumptions used in the model are discussed in “Note 12 – Derivative Liabilities”.

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

Revenue from the sale of cannabis is generally recognized when control over the goods has been transferred to the customer. Payment for retail sales is due at the point of sale. Payment for wholesale transactions is due within a specified time period as permitted by the underlying agreement and the Company’s credit policy upon the transfer of goods to the customer. The Company generally satisfies its performance obligation and transfers control to the customer upon delivery and acceptance by the customer. Revenue is recorded at the estimated amount of consideration to which the Company expects to be entitled.

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

In determining the fair value of all identifiable assets acquired and liabilities assumed, the most significant estimates generally relate to contingent consideration and intangible assets. Management exercises judgment in estimating the probability and timing of when earnouts are expected to be achieved, which is used as the basis for estimating fair value. Identified intangible assets are fair valued using appropriate valuation techniques which are generally based on a forecast of the total expected future net cash flows of the acquiree. Valuations are highly dependent on the inputs used and assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

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

Earnings (loss) per share

The Company calculates basic earnings (loss) per share by dividing the loss for the period by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated in a similar manner, except that it increases the weighted average number of common shares outstanding to include common shares potentially issuable from the exercise of stock options, warrants and other instruments using the treasury stock method, and from the assumed conversion of preferred stock using the if-converted method, if dilutive. For the period ended June 30, 2026 and 2025, these potential issuances are “anti-dilutive” as they would decrease the earnings (loss) per share; consequently, the amounts calculated for basic and diluted loss per share are the same.

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

4.	Business Combination

On April 14, 2026, the Company entered into a Merger Agreement with Standard Holdings, Inc. and its wholly owned subsidiary Korben Labs, LLC (collectively, “Himalaya”), to acquire 100% of the outstanding interest in Himalaya. For the consideration of the interests, the Company issued 13,688,001 common shares valued at approximately $2.4 million, cash of $10,000, and warrants to purchase the Company’s common stock valued at $56,612. The transaction closed on April 27, 2026.

Acquired tangible assets were valued at estimates of their current fair values. The valuation of acquired intangible assets consisting of the intangibles noted above were determined based on management’s estimates and consultation with an independent appraiser. The discounted cash flow method was used in applying the income approach to determine the fair value of acquired intangible assets. Significant assumptions inherent in the valuation method for acquired intangible assets are employed and included, but are not limited to, prospective financial information, terminal value, and discount rates. When performing the discounted cash flow method for acquired intangible assets, the Company incorporates the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on multi-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are regularly reviewed by management. The selected discount rate considers the risk and nature of the comparative companies and the rates of return market participants would require to investing their capital in the Company.

The following table summarizes the acquisition-date fair value of the consideration transferred and purchase price allocation for the fair value amounts of the assets acquired and liabilities assumed at the date of acquisition, April 27, 2026:

Total Consideration:

Stock issued:	$2,412,592
Cash paid:	10,000
Warrants issued:	56,612
Total Consideration	$2,479,204

The following is a provisional purchase price allocation as of the April 27, 2026 acquisition date:

Accounting of Net Assets Acquired:

Cash	$211,277
Accounts receivable	735,398
Prepaid expenses and deposits	209,654
Deferred costs and other current assets	8,209
Inventories	958,587
Property and equipment	13,175
Tradename intangible	400,000
License intangible	1,300,000
Right of use asset	121,518
Accounts payable and accrued liabilities	(908,618)
Lease liabilities	(121,518)
Notes payable	(115,110)
Deferred tax liability	(507,280)
Uncertain tax position	(5,853,962)
Income taxes payable	(25,433)
Total identifiable net assets	(3,574,103)
Goodwill (1)	6,053,307

Total Net Assets Acquired	$2,479,204

1.	The goodwill arising from the acquisition represents expected synergies, future income and growth, and other intangibles that do not qualify for separate recognition. As part of the Company’s accounting policy for impairment, the Company will assess impairment for goodwill and intangibles as of December 31, 2026, including the assets acquired above.

As of June 30, 2026, the Company was still completing its purchase price allocation. The preliminary purchase price allocation results in an ending goodwill balance of $6,053,307 as of June 30, 2026. From the acquisition date of April 27, 2026 through June 30, 2026, the acquired business contributed net revenue of $1,042,767 and net loss of $26,863, which are reported within the Consumer Packaged Goods segment.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2026 and 2025 assuming the acquisition was completed on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma net revenues	$7,659,561	$9,862,028	$18,255,022	$20,447,208
Pro forma net loss	$(1,352,072)	$(3,146,486)	$(1,111,040)	$(2,947,698)
Pro forma basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

5.	Revenue Disaggregation

The Company’s revenues are disaggregated based on major product line and operating segment. For the six months ended June 30, 2026, the majority of the Company’s revenues were generated from wholesale-concentrate manufacturing activities. The Company generates revenue primarily through bulk concentrate manufacturing, supplying the leading cannabis brands operating in California. Consumer packaged goods (“CPG”) sales became material during the six months ended June 30, 2026 as a result of the acquisition described in Note 4 – Business Combination, and the Company intends to further expand its CPG offering. Refer to Note 22 – Segmented Information for further disaggregation of revenue by reportable segment.

The following table sets forth disaggregation of net revenue by operating segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Wholesale concentrates	$13,960,917	$15,457,353
Consumer packaged goods	1,042,767	-
Retail	1,648,226	2,632,564
Corporate and other	-	-
Total net revenues	$16,651,910	$18,089,917

6.	Property and Equipment

As of June 30, 2026 and December 31, 2025, the property and equipment consists of the following:

Cost	Buildings and land	Office equipment and software	Machinery and equipment	Vehicles	Leasehold improvements	Total
Balance as of January 1, 2025	$27,654,718	$219,438	$5,611,300	$597,150	$5,000	$34,087,606
Additions	165,729	10,603	716,682	182,112	-	1,075,126
Disposals and transfers	(184,583)	-	-	-	-	(184,583)
Balance as of December 31, 2025	$27,635,864	$230,041	$6,327,982	$779,262	$5,000	$34,978,149
Additions	682,515	2,963	942,514	25,210	-	1,653,202
Balance as of June 30, 2026	$28,318,379	$233,004	$7,270,496	$804,472	$5,000	$36,631,351

Accumulated Depreciation
Balance as of January 1, 2025	$(5,738,488)	$(183,984)	$(1,906,976)	$(210,985)	$(4,557)	$(8,044,990)
Depreciation	(1,401,997)	(26,017)	(576,282)	(71,690)	(443)	(2,076,429)
Disposals and transfers	204,610	-	-	(20,027)	-	184,583
Balance as of December 31, 2025	$(6,935,875)	$(210,001)	$(2,483,258)	$(302,702)	$(5,000)	$(9,936,836)
Depreciation	(735,391)	(11,488)	(343,363)	(49,861)	-	(1,140,103)
Balance as of June 30, 2026	$(7,671,266)	$(221,489)	$(2,826,621)	$(352,563)	$(5,000)	$(11,076,939)

Net Book Value
June 30, 2026	$20,647,113	$11,515	$4,443,875	$451,909	$-	$25,554,412
December 31, 2025	$20,699,989	$20,040	$3,844,724	$476,560	$-	$25,041,313

There was depreciation expense for the six months ended June 30, 2026 and 2025 of $1,140,103 and $988,138, respectively. These amounts were included as both cost of goods sold ($565,211 and $389,527 respectively) and operating expenses ($574,892 and $598,611 respectively) on the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2026 and 2025.

7.	Inventory

As of June 30, 2026 and December 31, 2025, inventory consists of the following:

	June 30, 2026	December 31, 2025
Raw materials	$1,343,803	$889,784
Work-in-process	4,209,902	1,114,745
Finished goods – cannabis related products	1,592,830	1,346,360
Total inventory	$7,146,535	$3,350,889

8.	Goodwill

As of June 30, 2026 and December 31, 2025, goodwill was $6,053,307 and $0, respectively. During the six months ended June 30, 2026, the Company recorded goodwill of $6,053,307 as a result of a business combination in April 2026. See “Note 3 – Significant Accounting Policies” for management’s position on impairment of long-lived assets.

9.	Intangible Assets

As of June 30, 2026 and December 31, 2025, intangible assets were $2,335,747 and $1,122,199, respectively. During the six months ended June 30, 2026 and year ended December 31, 2025, the Company acquired Bitcoin cryptocurrency at a cost of $0 and $616,481, respectively. In accordance with ASC 350-60, Intangible Assets — Digital Assets, the Company accounts for Bitcoin at fair value, recognizing both increases and decreases in value in the statement of operations, and has determined that Bitcoin has an indefinite useful life. As of December 31, 2025, management determined that a $1,291,781 impairment was deemed necessary for one of its license intangible assets. During the six months ended June 30, 2026, the Company received Bitcoin with an aggregate fair value of $211,629 in settlement of trade receivables and transferred Bitcoin with an aggregate fair value of $527,211 in settlement of accounts payable and a related party note payable. Changes in the fair value of digital assets are included in other expense (income) in the consolidated statements of operations. In the Company's Quarterly Report for the period ended March 31, 2026, digital asset receipts and fair value changes were presented net within change in value; the current presentation shows these components separately.

As of June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

Cost	Tradenames	Licenses	Crypto Currency	Total
Balance as of January 1, 2025	$693,000	$1,850,000	$367,153	$2,910,153
Additions	-	300,000	616,481	916,481
Change in value	-	-	(99,061)	(99,061)
Impairment	-	(1,850,000)	-	(1,850,000)
Disposal	-	-	(403,622)	(403,622)
Balance as of December 31, 2025	$693,000	$300,000	$480,951	$1,473,951
Additions	400,000	1,300,000	-	1,700,000
Disposal	-	-	(527,211)	(527,211)
Receivables settled in cryptocurrency	-	-	211,629	211,629
Change in value	-	-	(85,974)	(85,974)
Balance as of June 30, 2026	$1,093,000	$1,600,000	$79,395	$2,772,395

Accumulated Amortization
Balance as of January 1, 2025	$(308,000)	$(370,000)	$-	$(678,000)
Amortization	(43,752)	(188,219)	-	(231,971)
Impairment	-	558,219	-	558,219
Balance as of December 31, 2025	$(351,752)	$-	$-	$(351,752)
Amortization	(30,730)	(54,166)	-	(84,896)
Balance as of June 30, 2026	$(382,482)	$(54,166)	$-	$(436,648)

Net Book Value
June 30, 2026	$710,518	$1,545,834	$79,395	$2,335,747

December 31, 2025	$341,248	$300,000	$480,951	$1,122,199

Future amortization of intangible assets is as follows:

Year Ending December 31,
2026	$124,063
2027	248,125
2028	248,125
2029	248,125
2030	248,125
Thereafter	1,139,789

Total Future Amortization	$2,256,352

10.	Assets Held for Sale

As of June 30, 2026 and December 31, 2025, the Company has classified certain long-lived assets as held for sale in accordance with ASC 360-10-45-9. These assets met the criteria for classification as held for sale, including management’s commitment to a plan to sell, active marketing at a price reasonable in relation to fair value, and the expectation that the sale will be completed within one year. The asset held for sale consists of a cultivation and processing cannabis license located in Clark County, Nevada, with a carrying value of $400,000 as of June 30, 2026. These licenses are not currently being utilized in the Company’s operations, and management is actively pursuing a sale to a third party.

During the year ended December 31, 2025, the Company management determined that a $1,045,483 impairment was deemed necessary, leaving a balance outstanding as of June 30, 2026 and December 31, 2025 of $400,000.

11.	Accounts Payable and Other Accrued Liabilities

As of June 30, 2026 and December 31, 2025, accounts payable and other accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$2,460,348	$2,829,212
Accrued liabilities	1,862,193	1,939,322
Total accounts payable and other accrued liabilities	$4,322,541	$4,768,534

12.	Derivative liabilities

During June 2019, the Company entered into a private placement financing by issuing approximately $14,671,000 senior secured convertible debentures (see “Note 14 - Convertible Debentures”) and 14,671 share purchase warrants that contain a non-fixed conversion ratio into the Company’s shares and exercise price, respectively. During September 2022, 75% of the senior secured convertible debentures balance was modified such that the conversion price into the Company’s common stock was denominated in a currency other than the Company’s functional currency. As a result, the conversion options did not have a fixed conversion rate.

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

During the six months ended June 30, 2026 and year ended December 31, 2025, the Company issued 33,694,362 and 68,759,139, respectively, additional warrants that contain a non-fixed conversion ratio in that the conversion price into the Company’s stock was denominated in a currency other than the Company’s functional currency. The fair values of the warrants issued in these capital raises of $3,688,526 and $1,108,817, respectively, were netted in equity against the gross proceeds received from the issuance of common shares of $5,915,000 and $1,350,707, respectively.

On March 12, 2026 and May 18, 2026, the Company issued 10,726,579 and 357,553, respectively, Series A-1 preferred shares in a private placement for gross proceeds of $3,000,000 and $100,000, respectively. Each preferred share is convertible, at the option of the holder at any time, into one common share of the Company at a conversion price of CAD $0.38 per common share, subject to customary adjustments. This conversion provision contains a non-fixed conversion ratio. The Company estimated the fair value of the conversion feature at issuance using a Black-Scholes model, resulting in initial recognition of a derivative liability of $910,517 and $9,362, respectively, with the residual proceeds of $2,089,483 and $90,638, respectively, recorded as additional paid-in capital. The Company also recorded a derivative liability for the preferred conversion feature on 120,244 shares of preferred stock issued in connection with preferred stock dividends issued during the six months ended June 30, 2026 of $3,355. The Level 3 inputs used in the valuation are included in the assumptions table below.

The Company used the Black-Scholes model to estimate the fair value of the derivative liabilities for the warrants. Warrants classified as derivative liabilities that expire within twelve months of June 30, 2026 had an estimated fair value that was not material to the condensed consolidated balance sheet, and accordingly all derivative liabilities are classified as non-current.

The following assumptions were used by management to determine the fair value of the derivative liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Expected stock price volatility	54.34% - 154.37%	45.32% - 242.68%
Risk-free annual interest rate	3.51% - 4.19%	3.47% - 4.41%
Expected life (years)	0.03 – 4.66	0.03 – 3.15
Exercise price	$0.14 - $0.19	$0.10 - $0.23

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of the derivative liabilities is as follows for the six months ended June 30, 2026 and year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Balance as of beginning of period	$8,893,600	$9,007,907
Change in fair value	(1,191,412)	(8,934,632)
Loss from extinguished liability	-	7,711,508
Modification of warrants	217,255	-
Initial recognition of new preferred share conversion feature	923,234	-
Initial recognition of new warrants	3,688,526	1,108,817

Balance as of end of the period	12,531,203	8,893,600
Less: Derivative liabilities, short term	-	-
Derivative liabilities, long term	$12,531,203	$8,893,600

13.	Notes Payable

As of June 30, 2026 and December 31, 2025 notes payable consisted of the following:

	June 30, 2026	December 31, 2025

Secured promissory notes dated November 2018 through March 2026 issued to finance equipment acquisitions which mature from December 2026 through October 2030, and bear interest of 3.12% to 10.99% with principal and interest payments due monthly.	$325,135	$285,666
Small Business Administration loan which bears interest at 1% with interest payments due monthly.	11,000	11,000
Secured promissory note dated May 25, 2023, which matures in May 2028	5,675,241	5,840,539
Secured promissory note dated September 19, 2023, which matures in September 2028 and bears interest of 4%	4,199,000	4,199,000
Secured promissory note dated September 20, 2024, which matures on September 19, 2025 and bears interest of 19%	-	27,892
Secured promissory note dated April 2025, which matures in March 2026 and bears interest of 12%	-	65,326
Secured promissory note dated April 2025, which matures in August 2026 and bears interest of 20%	308,989	308,989
Secured promissory note dated May 2025, which matures in April 2027 and bears interest of 16%	30,112	46,344
Secured promissory note dated May 2025, which matures in April 2027 and bears interest of 16%	35,030	-
Total Notes payable	$10,584,507	$10,784,756
Less current portion	(1,956,438)	(1,001,395)

Total notes payable, net of current	$8,628,069	$9,783,361

A reconciliation of the beginning and ending balances of notes payable for the six months ended June 30, 2026 and year ended December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Balance as of beginning of period	$10,784,756	$10,584,037
Modification of notes payable and warrants	(217,255)	-
Notes payable from Himalaya acquisition	115,110	-
Non-cash note additions	-	245,050
Financed equipment	-	433,112
Amortization of debt discount	351,957	993,024
Resale of note payable to related party	-	(350,000)
Interest classified to debt	-	89,089
Non-cash note repayment	-	(50,423)
Cash repayments	(450,061)	(1,159,133)
Balance as of end of period	$10,584,507	$10,784,756

On May 25, 2023, the Company’s subsidiary ADSB entered into a Loan Agreement with a third-party lender for a total of $7,000,000 which is zero-interest bearing. The loan was issued in connection with 5,687,500 detached warrants which are immediately exercisable at a price of CAD$0.80 per share (USD $0.60) for a period of 60 months from the date of issuance. Upon full repayment of the loan, which is expected in 2028 the Company will transfer 720,000 Class A Units of ADSB to the lender. Both the warrants and the ADSB transfer were determined to create a debt discount totaling $3,809,659 that is amortized over the term of the loan. During the years ended December 31, 2025 and 2024, amortization of the debt discount of $993,024 and $993,824, respectively, were recorded. On February 27, 2026, Anderson Development SB, LLC, a subsidiary of the Company, entered into Amendment No. 1 to its Loan Agreement and Promissory Note Secured by Deed of Trust with Arbor Ranch SB, LLC (the “Lender”), originally dated May 25, 2023, pursuant to which the Lender had loaned the Borrower up to $7,000,000. The Amendment modifies the repayment schedule, providing for twelve monthly installments of $50,000 for calendar year 2026, totaling $600,000, with the first payment of $150,000 due March 15, 2026 (covering January, February, and March 2026). Normal repayment terms resume January 1, 2027, and the Borrower shall make a one-time catch-up payment of $484,638 on August 30, 2027. The Lender also waived all events of default existing as of the date of the Amendment. Concurrently, the Company amended and restated a warrant to purchase common stock originally issued to James Shields on May 25, 2023, reducing the exercise price to CAD$0.30 per share and extending the exercise period by five years from February 27, 2026. This was determined to represent a modification of note payable and related warrants. An increase to the debt discount of $217,255 was recorded upon modification and will be amortized to interest expense over the remaining life of the note.

On September 30, 2023, the Company entered into a Loan Agreement with the Salisbury Canyon Ranch, LLC for a total of $4,199,000 which bears interest at 4% per annum. The Company will make interest-only payments for a period of three years at which point blended interest and principal payments will be made for an additional two years, with a balloon payment due at that time.

14.	Convertible Debentures

A reconciliation of the beginning and ending balances of convertible debentures for the six months ended June 30, 2026 and year ended December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Balance as of beginning of period	$-	$9,976,000
Conversions of debt and accrued interest (1)	-	(10,755,398)
Accrual of interest	-	779,398
Balance as of end of period	$-	$-

(1)	Upon conversion, both common stock and warrants were issued. The value of the conversion feature and warrants recorded to equity during the year ended December 31, 2025 was $3,047,140 with $7,708,258 recorded as a derivative liability for warrants issued and netted against the transaction recorded to equity.

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

The Senior Debentures contained two conversion features wherein the conversion rate was equal to $1,000 principal amount of debentures divided by the conversion price, which is the lesser of (i) the price that is a 25% discount to the liquidity event price and (ii) the price determined based on a pre-money enterprise value of the Company of $150,000,000. The initial conversion rate shall be determined immediately upon the consummation of a liquidity event and shall be subject to adjustment. Conversion options were determined to be a derivative under ASC 825, Financial Instruments, as the option(s) were denominated in a currency other than the Company’s functional currency. See “Note 12 – Derivative Liabilities” for further details. There have been various amendments and conversions that have occurred through present specifically amendments in calendar year 2022 and 2024.

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

In connection with the initial issuance of the Senior Debentures, share purchase warrants (“Senior Warrants”) exercisable into common shares based on its issue price divided by its conversion price were also issued. The warrants are exercisable upon the occurrence of a liquidity event, as defined in the Senior Warrant agreement, and the exercise period is the 24 months following the liquidity event date, provided that if a liquidity event has not occurred within five (5) years from the initial closing date of this offering, the warrants shall expire. The embedded conversion feature of the Senior Debentures has been deemed to be a derivative. See “Note 12 – Derivative Liabilities” for further details. Subsequent to the merger with LEEF Holdings, the Senior Warrants were effectively issued as part of the share exchange terms noted in the Merger Agreement between LEEF Holdings and Icanic. As such, there were 6,616,800 warrants issued from the original 527,338 warrants of LEEF Holdings due to the agreed upon 12.55 conversion ratio. See “Note 19 – Share Capital” for further details on warrant activity for the six months ended June 30, 2026 and year ended December 31, 2025. As a result of the non-fixed number of shares the Additional Senior Debentures can be converted or exercised into, these features were recognized as a derivative liability (see “Note 12 – Derivative Liabilities”).

15.	Lease Liabilities

The Company’s facilities are leased under a number of leases, all of which have been classified as operating leases in accordance with ASC 842, Leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

The Company used an incremental borrowing rate between 12% to 15%. Total future payments under lease agreements are further disclosed in Note 17 – Financial Instruments and Financial Risk Management.

The undiscounted lease liabilities are as follows:

Year Ending December 31,
2026	$286,082
2027	481,355
2028	374,218
2029	236,577
2030	242,492
Thereafter	1,876,477

Total Future Minimum Lease Payments	$3,497,201

Less: Interest	(1,660,009)

Present Value of Lease Liabilities	1,837,192

Less: Current Portion of Lease Liabilities	(277,229)

Lease Liabilities, Net of Current Portion	$1,559,963

16.	Contingent Consideration and Consideration Payable

In November 2021, the Company entered into a Membership Interest Unit Purchase Agreement with Anderson Development SB, LLC (“ADSB”) to acquire 100% of the outstanding membership interest units. As consideration for the interest units, the Company agreed to an Earnout Consideration (“Earnout”) in the amount equal to 200% of the investment amount in ADSB. The Earnout shall be contingent upon ADSB successfully obtaining a land use permit and a business license to conduct cannabis cultivation by February 28, 2025. As of December 31, 2021, there was a remote probability of this occurring before the Earnout Deadline. During the year ended December 31, 2022, Management determined it became highly probable ADSB would acquire the permit and license within the allotted time. This was based on a large change and turnaround in the cultivation market during the year ended December 31, 2022. As such, the Company recorded an additional contingent consideration for the Earnout that is expected to be paid out totaling $2,400,000.

Pursuant to the terms of the merger agreement, former LEEF shareholders will also be entitled to receive the following contingent Earnout Payments, On July 20, 2023, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following closing minus (B) $120 million; on July 20, 2024, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following the date that is one year from the closing date minus (B) the $120 million and minus (C) any amounts paid pursuant to the First Earnout Payment; and on July 20, 2025, an amount equal to 10% of (A) the product equal to two times the TTM revenue calculated for the 12-month period immediately following the date that is two years from the closing date minus (B) $120 million, minus (C) any amounts paid pursuant to the First Earnout Payment, minus (D) any amounts paid pursuant to the Second Earnout Payment. The original value of the total earnout as of April 20, 2022 was $3,972,000. Each of the Earnout Payments will be satisfied in full through the issuance of common shares of the Company based on the 30-day volume weighted average trading price of the shares on the Canadian Securities Exchange for the period ending on the business day prior to the issuance.

During the year ended December 31, 2025, payments related to ADSB totaling $160,000 were made, leaving a balance of $340,000 outstanding as of December 31, 2025. During the six months ended June 30, 2026, payments related to ADSB totaling $340,000 were made, leaving a balance of $0 outstanding as of June 30, 2026.

17.	Financial Instruments and Financial Risk Management

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

Cash is measured at Level 1 inputs. Derivative assets and derivative liabilities are measured at fair value based on the Monte Carlo or Black-Scholes option-pricing model, which uses Level 3 inputs. Convertible debentures are measured at fair value based on the Monte Carlo and Black-Scholes simulation model, which uses Level 3 inputs.

The following table summarizes the Company’s financial instruments as of June 30, 2026:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$4,950,962	$4,950,962
Accounts receivable	$2,212,582	$-	$2,212,582

Financial liabilities:
Accounts payable and other accrued liabilities	$4,322,541	$-	$4,322,541
Notes payable	$10,584,507	$-	$10,584,507
Derivative liabilities	$-	$12,531,203	$12,531,203
Lease liabilities	$1,837,192	$-	$1,837,192

The following table summarizes the Company’s financial instruments as of December 31, 2025:

Financial assets:	Amortized Cost	Fair Value	Total
Cash	$-	$2,190,722	$2,190,722
Accounts receivable	$1,592,653	$-	$1,592,653

Financial liabilities:
Accounts payable and other accrued liabilities	$4,768,534	$-	$4,768,534
Notes payable	$10,784,756	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$8,893,600
Lease liabilities	$1,819,405	$-	$1,819,405

The carrying values of the Company’s financial instruments carried at amortized cost approximate fair values due to their short duration.

Financial Risk Management Objectives and Policies

The Company is exposed to various financial risks resulting from both its operations and its investing activities. The Company’s management, with the Board of Directors oversight, manages financial risks. Where material, these risks will be reviewed and monitored by the Board of Directors. The type of risk exposure and the way in which such exposure is managed is provided as follows

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and receivables. The Company’s cash is held through United States and Canadian financial institutions and no losses have been incurred in relation to these items. The carrying amount of cash, promissory note receivable, and trade and other receivables represent the maximum exposure to credit risk. As of June 30, 2026 and December 31, 2025, the net amount of maximum exposure risk was $7,163,544 and $3,783,375, respectively.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

The Company has the following contractual obligations as of June 30, 2026:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$4,322,541	$-	$-	$-	$4,322,541
Related party payables	$1,129,641	$-	$-	$-	$1,129,641
Tax payable	$6,177	$22,767,064	$-	$-	$22,773,241
Notes Payable	$1,956,438	$7,628,069	$1,000,000	$-	$10,584,507
Derivative liabilities	$-	$12,531,203	$-	$-	$12,531,203
Lease liabilities	$277,229	$427,773	$117,142	$1,015,048	$1,837,192

The Company has the following contractual obligations as of December 31, 2025:

	<1 Year	1 to 3 Years	3 to 5 Years	> 5 Years	Total
Accounts payable and other accrued liabilities	$4,768,534	$-	$-	$-	$4,768,534
Related party payables	$1,916,770	$-	$-	$-	$1,916,770
Tax payable	$161,770	$15,219,548	$-	$-	$15,381,318
Convertible debentures	$-	$-	$-	$-	$-
Notes Payable	$1,001,395	$8,783,361	$1,000,000	$-	$10,784,756
Derivative liabilities	$-	$8,893,600	$-	$-	$8,893,600
Lease liabilities	$160,285	$399,215	$113,155	$1,146,750	$1,819,405

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

18.	Related Party Transactions

Key Management Compensation

Key management personnel are persons responsible for planning, directing, and controlling activities of an entity, and include executive and non-executive persons. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $1,350,000 and $912,000, respectively, in compensation and stock-based compensation provided to key management.

Related Party Transactions

As of June 30, 2026, the Company had related party payables of $1,129,641 (December 31, 2025 - $1,916,770). During the six months ended June 30, 2026, the Company paid $787,129 in cash to related parties, comprising $618,716 of repayments of related party notes payable and $168,413 of net reductions of related party trade payables. In addition, for the six months ended June 30, 2026, the Company repaid related party notes payable with cryptocurrency for a total of $268,716. During the year ended December 31, 2025, the Company repaid $396,000 of related party notes payable.

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company incurred approximately $1,000 and $396,000, respectively, of expenses with a farming company that is owned by a member of management and shareholder. As of June 30, 2026 and December 31, 2025, approximately $160,000 and $390,000, respectively, remained unpaid, primarily relating to prior period purchases.

On November 2, 2021, the Company acquired 100% of the outstanding membership interests of Anderson Development SB, LLC (“ADSB”) from third parties and a controlling interest holding related party in exchange for approximately $1,440,000 plus up to an additional $2,400,000 of consideration (the “Contingent Consideration”) (collectively, the “Consideration”). The Consideration is payable in common stock. See Note 16 – Contingent Consideration and Consideration Payable for further information.

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

During the year ended December 31, 2025, the Company entered into a note payable with a principal balance of $350,000 with annual interest of 0% that matures January 6th, 2026. This note was repaid in full on January 6th, 2026. The Company also entered into notes payable totaling $994,680, including cash received of $749,630 and the exchange of accrued liabilities and other related party payables totaling $245,050, with annual interest of 0% and no stated maturity. During the year ended December 31, 2025, the Company made payments against these notes of $396,000.

19.	Share Capital

Authorized capital

The Company’s authorized share capital consists of:

●	an unlimited number of common shares without par value; and

●	an unlimited number of preferred shares issuable in series.

Common shares

For the six months ended June 30, 2026:

●	On March 12, 2026, the Company issued 8,152,200 common shares to two investors for cash proceeds of $1,560,207. Warrants issued with the common shares with an issuance date fair value of $1,103,119 were netted against the gross proceeds, yielding net proceeds of $457,088.
●	On March 24, 2026, 135,206 common shares previously issued to an investor were returned to treasury for $30,742.
●	On April 27, 2026, the Company issued 13,688,001 common shares as part of the consideration given in the Himalaya acquisition. The shares were determined to have an issuance date fair value of $2,412,592. Warrants issued as additional consideration given had an issuance date fair value of $56,612.
●	On April 21, 2026, the Company issued 705,373 common shares with an issuance date fair value of $108,495 in exchange for services provided.
●	On May 15, 2026, restricted stock units for 203,467 common shares were exercised.
●	On May 18, 2026, the Company issued 24,994,642 common shares for cash proceeds of $4,415,000. Warrants issued with the common shares with an issuance date fair value of $2,528,796 were netted against the gross proceeds, yielding net proceeds of $1,886,204.

As of June 30, 2026, the Company had 305,556,473 common shares issued and outstanding.

For the six months ended June 30, 2025:

●	On January 13, 2025, the Company issued 1,858,032 common shares at an average price of CAD $0.6660 per share totaling $935,618 to the former shareholders of The Leaf at 73740 LLC.
●	On March 12, 2025, the Company issued 600,000 common shares for services, with a grant date fair value of $100,000.

Preferred shares

For the six months ended June 30, 2026:

●	On March 12, 2026 and May 18, 2026, the Company issued 10,726,579 and 357,553, respectively, Series A-1 preferred shares to an investor in a private placement for aggregate gross proceeds of $3,000,000 and $100,000, respectively, (CAD $0.38 per share, determined using the Bank of Canada USD:CAD exchange rate published two business days prior to closing). The preferred shares have no par value and were issued under the authority in the Company’s articles to issue an unlimited number of preferred shares in series. Each preferred share is convertible, at the option of the holder at any time, into one common share of the Company at a conversion price of CAD $0.38 per common share, subject to customary adjustments. This conversion provision was determined to have an inception date fair value of $910,517 and $9,362, respectively, which was netted against the gross proceeds, yielding net proceeds of $2,089,483 and $90,638, respectively. At any time after the eighteen-month anniversary of issuance (September 12, 2027 and November 18, 2027, respectively), the Company may cause all outstanding preferred shares to be converted into common shares at the conversion price then in effect, upon the occurrence of either (i) a change of control of the Company, or (ii) the 20-day volume-weighted average trading price of the common shares being at least CAD $0.70 during any 20-trading-day period following the eighteen-month anniversary. The preferred shares are entitled to cumulative dividends at a rate of 15% per annum, payable quarterly in arrears. Two-thirds of each dividend (equal to 10% per annum) is payable in cash, and one-third (equal to 5% per annum) is payable in kind in additional preferred shares. During the six months ended June 30, 2026, the Company recorded preferred stock dividends of $137,491, including the issuance of 120,244 preferred shares with an issuance date fair value of the related conversion provision of $3,355 that was netted against the total dividend. The Company may, on one or more occasions, defer the cash portion of a dividend payment until the next succeeding dividend payment date; however, if a cash dividend payment is deferred by more than 45 days, the full 15% per annum rate applies to the deferred cash portion (rather than 10%). In the event of a liquidation, dissolution or winding-up of the Company, holders of preferred shares are entitled to receive, in preference to holders of common shares, an amount equal to CAD $0.38 per preferred share plus any declared but unpaid dividends, before any distribution is made to common shareholders. Except as required by law, the preferred shares do not carry voting rights and holders of preferred shares are not entitled to vote at any shareholder meeting. Upon conversion, the resulting common shares carry the voting rights associated with common shares. The preferred shares are not redeemable at the option of either the holder or the Company. The preferred shares and the underlying conversion shares are subject to a four-month hold period under Canadian securities laws and CSE policies, and have not been and will not be registered under the U.S. Securities Act; they were issued in reliance on Section 4(a)(2) and/or Regulation D under the U.S. Securities Act. The Company has covenanted to use its best efforts, following expiry of the applicable hold periods, to register the conversion shares for sale on the Canadian Securities Exchange, or other similar exchange.

As of June 30, 2026, the Company had 11,204,376 Series A-1 preferred shares issued and outstanding.

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

In March 2026, in connection with the equity issuance in Q1 2026, a total of 8,152,200 warrants to purchase the Company’s stock were issued. The warrants are exercisable at a price of CAD$0.30 per share (USD $0.22) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $1,103,119 related to the issuance of these warrants during the six months ended June 30, 2026.

In April 2026, in connection with the Himalaya acquisition, a total of 547,520 warrants to purchase the Company’s common stock were issued. The warrants are exercisable at a price of CAD$0.25 per share (USD $0.18) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $56,612 related to the issuance of these warrants during the six months ended June 30, 2026.

In May 2026, in connection with the equity issuance in Q2 2026, a total of 24,994,642 warrants to purchase the Company’s common stock were issued. The warrants are exercisable at a price of CAD$0.30 (USD $0.22) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $2,528,796 related to the issuance of these warrants during the six months ended June 30, 2026.

The following table summarizes the warrants outstanding as of June 30, 2026:

Expiration Date	Outstanding	Exercise Price

August 19, 2026	2,742,519	$0.42
December 9, 2026	8,473,500	$0.29
December 15, 2026	2,341,600	$0.29
August 14, 2027	8,603,800	$0.22
March 19, 2028	8,152,200	$0.22
April 15, 2028	547,520	$0.18
May 19, 2028	24,994,642	$0.22
November 30, 2028	60,155,339	$0.22
February 26, 2031	5,687,500	$0.21
Total warrants outstanding	121,698,620

2019 Stock incentive plan

The omnibus 2019 stock incentive plan permits the Board of Directors of the Company to grant options to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis.

There were a total of 4,700,767 and 579,744 options granted during the six months ended June 30, 2026 and year ended December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, there were 16,652,827 and 12,042,060, respectively, options outstanding. For the six months ended June 30, 2026 and 2025, there was $102,751 and $518,297, respectively, of share-based compensation expense related to the 2019 stock incentive plan. For the six months ended June 30, 2026 and year ended December 31, 2025, there were 0 and 302,666 options exercised. All option exercises were on a cashless basis.

Stock option activity is summarized as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2024	13,815,048	$0.39	4.21	$740,452
Granted	579,744	$0.19	9.06	$27,854
Exercised	(302,666)	$0.15	4.09	$55,575
Forfeited	(2,050,066)	$0.15	4.15	$68,400
Balance as of December 31, 2025	12,042,060	$0.38	3.35	$644,330
Granted	4,700,767	$0.24	9.77	$46,575
Forfeited	(90,000)	$0.15	3.34	$(8,550)
Balance as of June 30, 2026	16,652,827	$0.34	4.61	$682,355

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the six months ended June 30, 2026 and year ended December 31, 2025, using the following range of assumptions:

	June 30, 2026	December 31, 2025

Expected stock price volatility	154.49% - 156.19%	156.11% - 239.57%
Risk-free annual interest rate	3.71 – 4.29%	4.11% - 5.23%
Expected life (years)	6.0 - 6.5	1.5 – 9.8
Expected annual dividend yield	0.00%	0.00%

The following table summarizes the stock options that remain outstanding as of June 30, 2026:

Exercise Price (CAD$)	Date	Outstanding	Exercisable	Vesting Condition
$0.25	October 2026	300,000	166,667	One year vesting
$0.25	November 2026	300,000	300,000	One year vesting
$0.65	February 2029	12,548	12,548	One year vesting
$0.65	February 2029	76,009	76,009	Immediate vesting
$0.65	February 2029	2,560,083	2,560,083	Three year vesting
$0.65	February 2029	6,274	6,274	Immediate vesting
$0.65	February 2029	264,836	264,836	Immediate vesting
$0.65	July 2029	2,824,918	2,824,918	Immediate vesting
$0.15	October 2029	60,000	60,000	One year vesting
$0.15	November 2029	1,895,000	1,895,000	One year vesting
$0.15	November 2029	1,957,500	1,957,500	One year vesting
$0.01	October 2030	887,112	887,112	One year vesting
$1.05	October 2031	31,369	31,369	Immediate vesting
$0.15	July 2034	66,667	66,667	Immediate vesting
$0.15	July 2034	66,667	66,667	One year vesting
$0.15	July 2034	200,000	122,222	Three year vesting
$0.20	January 2035	443,077	443,077	One year vesting
$0.25	February 2035	1,035,000	115,000	Three year vesting
$0.25	April 2036	3,610,567	200,857	One year vesting
$0.25	June 2036	55,200	-	One year vesting
		16,652,827	12,056,806

Restricted Share Unit Plan

In December 2022, the Company formally adopted the Restricted Share Unit Plan (“RSU Plan”). The RSU Plan permits the Board of Directors of the Company to grant Restricted Share Units (“RSU’s”) to employees and non-employees to acquire common shares of the Company at fair market value on the date of approval by the Board of Directors. Vesting is determined on an award-by-award basis. The granted shares are not considered outstanding until exercised. During the six months ended June 30, 2026 and year ended December 31, 2025, 1,708,539 and 26,084,258 units were granted, 203,134 and 10,128,496 units were vested, 0 and 7,380 were forfeited, and 203,467 and 7,185,206 were exercised, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $978,374 and $465,588, respectively, for units that were vested. The average grant-date fair value of the RSU’s during the six months ended June 30, 2026 and the year ended December 31, 2025 was $0.24 and $0.20, respectively.

Restricted share unit activity is summarized as follows:

	Number of Restricted Share Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance as of December 31, 2024	7,192,586	$0.17	4.73
Granted	26,084,258	$0.20	4.96
Exercised	(7,185,206)	$0.15	3.87
Forfeited	(7,380)	$0.15	3.87
Balance as of December 31, 2025	26,084,258	$0.17	4.23
Granted	1,708,539	$0.24	4.87
Exercised	(203,467)	$0.20	4.46
Forfeited	-	$-	-
Balance as of June 30, 2026	27,589,330	$0.20	4.49

Reserves

Reserves includes accumulated foreign currency translation adjustments and the accumulated fair value of share-based compensation and warrants transferred from share-based payment reserve and warrant reserve upon cancellation or expiry of the share options and warrants.

20.	Income tax expense

The Company’s provision for income taxes for the six months ended June 30, 2026 and 2025 was $1,678,630 and $1,329,004, respectively. The effective tax rate for the Company’s cannabis operations is significantly affected by the application of Section 280E of the Internal Revenue Code, which disallows certain deductions and credits for businesses trafficking in Schedule I controlled substances, including cannabis.

As of June 30, 2026 and December 31, 2025, the Company’s uncertain tax position liability was $22,767,064 and $15,219,548, respectively. The increase during the six months ended June 30, 2026 reflects the continued accrual of potential tax liabilities associated with the Company’s cannabis operations in addition to the assumption of tax liabilities related to the business combination described in Note 4.

The Company has a deferred tax liability of $1,274,077 as of June 30, 2026 and $766,796 as of December 31, 2025 generated from the non-goodwill intangible assets acquired in the 2023 business combination and the 2026 business combination described in Note 4.

Uncertain Tax Positions

As the Company operates in the cannabis industry, it is subject to the limits of U.S. IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under U.S. IRC Section 280E.

During the six months ended June 30, 2026, the Company has filed its previous years tax filing to become compliant through calendar year 2025. The Company has recorded the income tax payable as an uncertain tax position long-term liability on the balance sheets as of June 30, 2026 and December 31, 2025 . The computed interest and penalty amounts are also included within current income tax provision on the statement of operations and comprehensive income (loss) in the accompanying financial statements for the six months ended June 30, 2026 and 2025.

21.	Commitments and contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of June 30, 2026 and December 31, 2025, marijuana regulations continue to evolve and are subject to differing interpretations. In addition, the use, sale, and possession of cannabis in the United States, despite state laws, is illegal under federal law. However, individual states have enacted legislation permitting exemptions for various uses, mainly for medical and industrial use but also including recreational use. As a result of the differing state and federal laws, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026 and December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of June 30, 2026 and December 31, 2025, there are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

22.	Segmented Information

Beginning in the second quarter of 2026, following the acquisition described in Note 4, the Company began reporting Consumer Packaged Goods as a separate reportable segment. No comparable CPG operations existed in the prior year period. Operations by reportable segment for the six months ending June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30, 2026
	Wholesale Concentrates	Retail	Consumer Packaged Goods	Corporate & Other	Total
Net revenue	$13,960,917	$1,648,226	$1,042,767	-	$16,651,910
Cost of sales	8,208,525	853,723	554,649	-	9,616,897
Gross profit	5,752,392	794,503	488,118	-	7,035,013

Operating expenses
Advertising and promotion	19,330	19,571	5,774	11,566	56,241
Depreciation and amortization	474,084	4,642	61,316	95,683	635,725
Wages and salaries	780,949	425,873	309,767	2,328,929	3,845,518
Office and general expenses	865,175	151,390	72,961	217,770	1,307,296
Research and development expenses	8,362	-	-	-	8,362
Legal and professional fees	85,452	60,000	-	793,243	938,695
License and compliance	7,088	18,232	9,826	2,163	37,309
Insurance expenses	15,768	14,591	5,365	172,721	208,445
Excise and other taxes	86,628	17,403	10,921	15	114,967
Lease expenses	224,465	121,955	21,936	2,179	370,535
Travel and business development	90,830	4,727	15,890	105,163	216,610
Total operating expenses	2,658,131	838,384	513,756	3,729,432	7,739,703

Income (loss) from operations	3,094,261	(43,881)	(25,638)	(3,729,432)	(704,690)

Other (income) expense
Interest expense	458,352	1,075	1,225	98,377	559,029
Change in fair value derivative liability	-	-	-	(1,191,412)	(1,191,412)
Other expense (income)	-	-	-	10,064	10,064
Total other (income) expense	458,352	1,075	1,225	(1,082,971)	(622,319)

Income (loss) before provision for income taxes	2,635,909	(44,956)	(26,863)	(2,646,461)	(82,371)

Provision for income taxes	612	-	-	1,678,018	1,678,630
Net income (loss) and comprehensive income (loss)	$2,635,297	$(44,956)	$(26,863)	$(4,324,479)	$(1,761,001)

	Six Months Ended June 30, 2025
	Wholesale Concentrates	Retail	Corporate & Other	Total
Net revenue	$15,457,353	$2,632,564	$-	$18,089,917
Cost of sales	12,742,777	1,783,829	-	14,526,606
Gross profit	2,714,576	848,735	-	3,563,311

Operating expenses
Advertising and promotion	48,420	51,386	101,418	201,224
Depreciation and amortization	494,723	53,879	50,009	598,611
Wages and salaries	999,642	475,300	2,349,314	3,824,256
Office and general expenses	1,261,419	182,565	87,002	1,530,986
Research and development expenses	19,198	-	-	19,198
Legal and professional fees	255,764	25,514	544,930	826,208
License and compliance	26,266	-	-	26,266
Insurance expenses	10,378	(1,597)	212,570	221,351
Excise and other taxes	39,379	16,882	51,318	107,579
Lease expenses	136,480	121,954	83,301	341,735
Travel and business development	95,376	1,826	49,399	146,601
Total operating expenses	3,387,045	927,709	3,529,261	7,844,015

Loss from operations	(672,469)	(78,974)	(3,529,261)	(4,280,704)

Other expense
Interest expense	63,045	1,044	1,107,799	1,171,888
Change in fair value derivative liability	-	-	(4,105,121)	(4,105,121)
Other expense (income)	-	-	(9,052)	(9,052)
Total other (income) expense	63,045	1,044	(3,006,374)	(2,942,285)

Loss before provision for income taxes	(735,514)	(80,018)	(522,887)	(1,338,419)

Provision for income taxes	-	-	1,329,004	1,329,004
Net loss and comprehensive loss	$(735,514)	$(80,018)	$(1,851,891)	$(2,667,423)

23.	Loss Per Share

The following is a reconciliation for the calculation of net loss attributable to the Company and common shareholders and the basic and diluted loss per share for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net loss Attributable to the Company	$(1,761,001)	$(2,667,423)

Less: Preferred dividends	137,491	-

Net loss applicable to common shareholders	$(1,898,492)	$(2,667,423)

Weighted-Average Shares Outstanding – Basic and Diluted	275,008,957	175,085,129

Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

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

On July 27, 2026, the Company announced and closed the final tranche of the non-brokered private placement financing previously announced on March 12, 2026 and May 11, 2026, bringing aggregate gross proceeds raised across all closings of the financing to approximately $14.2 million. In connection with the closing, the Company issued an aggregate of 33,401,551 Preferred Shares – Series 2 (each, a “Series A-2 Share”), each convertible at the option of the holder into one common share of the Company at an initial conversion price of US$0.25 per common share, subject to customary anti-dilution adjustments, comprised of:

(i)	20,800,000 Series A-2 Shares issued at a price of US$0.25 per Series A-2 Share for gross proceeds of $5,200,000; and
(ii)	12,601,551 Series A-2 Shares issued as consideration for the cancellation of all 11,204,376 outstanding Preferred Shares – Series 1 (each, a “Series A-1 Share”) (the “Exchange”). The Series A-2 Shares issued in the Exchange include Series A-2 Shares issued as a one-time supplemental payment to the holders of the Series A-1 Shares in respect of the 40-day period from June 1, 2026 through July 10, 2026 during which such holders’ Series A-1 Shares accrued dividends in their favor, calculated on the same economic basis as the dividend rate applicable to the Series A-1 Shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During fiscal 2024 and 2025, we executed a strategic transition away from consumer packaged goods (“CPG”) sales through retail, shifting our sales focus to leveraging our core strength in concentrate manufacturing to support and power the leading cannabis brands operating in California. CPG sales were immaterial in fiscal 2025 as the Company concentrated its efforts on the bulk concentrates market. Following our acquisition of Standard Holdings, Inc. and the HIMALAYA brand on April 27, 2026, CPG has again become a material component of our revenue, contributing $1,042,767 of net revenue for the six months ended June 30, 2026, and we report CPG as a separate reportable segment beginning in the second quarter of 2026. Management believes that the combination of higher-margin wholesale concentrate manufacturing and a growing branded CPG portfolio, together with disciplined operating expense management, positions the Company for improving operating performance.

During the six months ended June 30, 2026, the Company generated net revenue of $16,651,910, compared to $18,089,917 for the six months ended June 30, 2025, reflecting a decrease year over year. Gross profit increased significantly to $7,035,013 (gross margin of 42%) for the six months ended June 30, 2026, compared to $3,563,311 (gross margin of 20%) for the six months ended June 30, 2025. The Company recorded an operating loss of $704,690 for the six months ended June 30, 2026, compared to an operating loss of $4,280,704 for the six months ended June 30, 2025, reflecting both the margin expansion of $3,576,014 and a $104,312 change in total operating expenses.

Net loss and comprehensive loss attributable to the Company was $1,761,001 for the six months ended June 30, 2026, compared to net loss and comprehensive loss of $2,667,423 for the six months ended June 30, 2025. The reduced net loss position for the period was primarily driven by the improvements in operating results described above and a $612,859 decrease in interest expense, offset by a $2,913,709 reduction in the gain recorded for the change in fair value of derivative liabilities and an increase in the provision for income taxes of $349,626.

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

The following table provides a reconciliation of the Company’s net loss to Adjusted EBITDA (non-GAAP) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Loss (GAAP)	$(1,334,748)	$(2,933,199)	$(1,761,001)	$(2,667,423)
Depreciation and amortization	656,858	569,278	1,224,999	1,104,515
Interest expense	242,195	579,387	559,029	1,171,888
Income tax expense	704,050	607,891	1,678,630	1,329,004
EBITDA (non-GAAP)	268,355	(1,176,643)	1,701,657	937,984
Adjustments:
Share-based compensation	700,153	492,423	1,189,620	1,083,885
Change in fair value of derivative liabilities	(1,581,817)	(566,681)	(1,191,412)	(4,105,121)
Other expense (income)	(18,037)	(60,557)	10,064	(9,053)
Adjusted EBITDA (non-GAAP)	$(631,346)	$(1,311,458)	$1,709,929	$(2,092,305)

Beginning with the second quarter of 2026, the Company’s definition of EBITDA and Adjusted EBITDA was revised to exclude excise and other taxes from the income tax adjustment, and to present depreciation and amortization on the basis reported in the consolidated statements of cash flows. Prior period amounts presented above have been conformed to the current definition. On this basis, Adjusted EBITDA for the three months ended March 31, 2026 was $2,341,275, compared to $2,396,440 as previously reported in the Company’s Quarterly Report for that period.

Adjusted EBITDA, a non-GAAP financial measure, was $(631,346) and $1,709,929, respectively, for the three and six months ended June 30, 2026, compared to $(1,311,458) and $(2,092,305), respectively, for the three and six months ended June 30, 2025. The favorable change in Adjusted EBITDA for the three and six months ended June 30, 2026 compared to the same periods in 2025 of $680,112 and $3,802,234, respectively, is primarily driven by improved gross profit of $920,343 and $3,471,702, respectively, despite a decline of $1,416,748 and $1,438,007, respectively, in revenue, reflecting the Company’s ongoing focus on margin expansion and disciplined cost management in its core wholesale concentrate manufacturing business.

Use of Financing Proceeds

During the six months ended June 30, 2026 and year ended December 31, 2025, the Company raised cash through issuance of preferred and common shares of the Company’s stock totaling gross proceeds of approximately $9.0 million and $1.4 million, respectively, in addition to the cash raised through both related party and third-party notes payable. The proceeds from these financing activities were used to fund the ongoing operations of the Company as well as the expansion of the Company’s cultivation activities.

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

Results of Operations

Three months ended June 30, 2026 and 2025

The following tables set forth the components of our statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.

	Three Months Ended
	June 30, 2026		June 30, 2025

Net revenue	$7,274,908	100%	$8,691,656	100%
Cost of sales	4,864,545	67%	7,201,635	83%
Gross profit	2,410,363	33%	1,490,021	17%

Operating expenses	4,398,720	61%	3,863,180	44%

Loss from operations	(1,988,357)	-27%	(2,373,159)	-27%

Other expense (income):
Interest expenses	242,195	3%	579,387	7%
Change in fair value of derivative liability	(1,581,817)	-22%	(566,681)	-6%
Other income	(18,037)	0%	(60,557)	-1%
Total other income	(1,357,659)	-19%	(47,851)	0%

Loss before provision for income taxes	(630,698)	-9%	(2,325,308)	-27%

Provision for income taxes	704,050	10%	607,891	7%
Net loss and comprehensive loss	$(1,334,748)	-18%	$(2,933,199)	-34%

Revenue

Revenue for the three months ended June 30, 2026 was $7,274,908, a decrease of $1,416,748, or 16.3%, as compared to $8,691,656 for the three months ended June 30, 2025. Revenue declined year over year, reflecting ongoing pricing pressure within the California wholesale cannabis market.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2026 was $4,864,545, a decrease of $2,337,090, or 32.5%, as compared to $7,201,635 for the three months ended June 30, 2025. Gross profit for the three months ended June 30, 2026 was $2,410,364, representing a gross margin of 33%, compared with a gross profit of $1,490,021, representing a gross margin of 17%, for the three months ended June 30, 2025. The significant increase in gross profit and gross margin reflects the Company’s disciplined procurement of third-party inputs.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $4,398,720, an increase of $535,540, or 13.9%, compared to total operating expenses of $3,863,180 for the three months ended June 30, 2025. The increase in total operating expenses was attributable to the factors described below.

Wages and salaries for the three months ended June 30, 2026 and 2025 were $2,155,828 and $1,943,497, respectively, an increase of $212,331, or 10.9%. The increase is largely attributable to an increase in stock based compensation.

Legal and professional fees for the three months ended June 30, 2026 and 2025 were $644,399 and $338,269, respectively, an increase of $306,130, or 90.5%. The increase in legal and professional fees is primarily attributable to increased use of outside legal counsel and other professional advisors during the period related to the capital raise and the Himalaya acquisition.

Interest expense

Interest expense for the three months ended June 30, 2026 and 2025 was $242,195 and $579,387, respectively, a decrease of $337,192, or 58.2%. The decrease was primarily driven by the conversion of convertible debentures during 2025, resulting in a lower outstanding debt balance during the current period.

Change in fair value of derivative liability

Change in fair value of derivative liability for the three months ended June 30, 2026 was a gain of $1,581,817, compared to a gain of $566,681 for the three months ended June 30, 2025. The change is primarily due to fluctuations in the Company’s share price and remeasurement of the Black-Scholes and Monte Carlo inputs used to value the derivative liabilities arising from warrants and certain convertible instruments with non-fixed conversion features denominated in a currency other than the Company’s functional currency.

Net Loss and Comprehensive Loss

Net loss and comprehensive loss for the three months ended June 30, 2026 was $1,334,748, as compared to net loss and comprehensive loss of $2,933,199 for the three months ended June 30, 2025, a favorable change of $1,598,451. The change to a net loss position was primarily due to the $1,015,136 favorable swing in the change in fair value of derivative liabilities and the $384,802 favorable change in operating results.

Six months ended June 30, 2026 and 2025

The following tables set forth the components of our statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results of future periods.

	Six Months Ended
	June 30, 2026		June 30, 2025

Net revenue	$16,651,910	100%	$18,089,917	100%
Cost of sales	9,616,897	58%	14,526,606	80%
Gross profit	7,035,013	42%	3,563,311	20%

Operating expenses	7,739,703	47%	7,844,015	43%

Loss from operations	(704,690)	-4%	(4,280,704)	-24%

Other expense (income):
Interest expenses	559,029	3%	1,171,888	7%
Change in fair value of derivative liability	(1,191,412)	-7%	(4,105,121)	-23%
Other expense (income)	10,064	0%	(9,052)	0%
Total other income	(622,319)	-4%	(2,942,285)	-16%

Loss before provision for income taxes	(82,371)	1%	(1,338,419)	-7%

Provision for income taxes	1,678,630	10%	1,329,004	7%
Net loss and comprehensive loss	$(1,761,001)	-11%	$(2,667,423)	-15%

Revenue

Revenue for the six months ended June 30, 2026 was $16,651,910, a decrease of $1,438,007, or 7.9%, as compared to $18,089,917 for the six months ended June 30, 2025. Revenue decreased period over period, reflecting the maturing of the Company’s strategic pivot to bulk concentrate manufacturing and ongoing pricing pressure within the California wholesale cannabis market. The decrease in consolidated net revenue is net of $1,042,767 of consumer packaged goods revenue attributable to the HIMALAYA business acquired in April 2026. Excluding CPG, wholesale concentrate revenue decreased $1,496,436 and retail revenue decreased $984,338 period over period.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2026 was $9,616,897, a decrease of $4,909,709, or 33.8%, as compared to $14,526,606 for the six months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 was $7,035,013, representing a gross margin of 42%, compared with a gross profit of $3,563,311, representing a gross margin of 20%, for the six months ended June 30, 2025. The significant increase in gross profit and gross margin reflects the Company’s integration of Salisbury Canyon Ranch as the Company’s primary biomass supply source during the period, combined with disciplined procurement of third-party inputs.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 were $7,739,703, a decrease of $104,312, or 1.3%, compared to total operating expenses of $7,844,015 for the six months ended June 30, 2025. The decrease in total operating expenses was attributable to the factors described below.

Legal and professional fees for the six months ended June 30, 2026 and 2025 were $938,695 and $826,208, respectively, an increase of $112,487, or 13.6%. The increase in legal and professional fees is primarily attributable to increased use of outside legal counsel and other professional advisors during the period related to the capital raise and the Himalaya acquisition.

Office and general expenses for the six months ended June 30, 2026 and 2025 were $1,307,296 and $1,530,986, respectively, a decrease of $223,690, or 14.6%. The decrease is primarily attributable to lower freight and overhead costs as the Company continues its disciplined approach to managing operating costs.

Advertising and promotion expenses for the six months ended June 30, 2026 and 2025 were $56,241 and $201,224, respectively, a decrease of $144,983, or 72.1%, reflecting reduced CPG marketing spend consistent with the Company’s strategic focus on wholesale concentrate manufacturing.

Interest expense

Interest expense for the six months ended June 30, 2026 and 2025 was $559,029 and $1,171,888, respectively, a decrease of $612,859, or 52.3%. The decrease was primarily driven by the conversion of convertible debentures during 2025, resulting in a lower outstanding debt balance during the current period.

Change in fair value of derivative liability

Change in fair value of derivative liability for the six months ended June 30, 2026 was a gain of $1,191,412, compared to a gain of $4,105,121 for the six months ended June 30, 2025. The change is primarily due to fluctuations in the Company’s share price and remeasurement of the Black-Scholes and Monte Carlo inputs used to value the derivative liabilities arising from warrants and certain convertible instruments with non-fixed conversion features denominated in a currency other than the Company’s functional currency.

Net Loss and Comprehensive Loss

Net loss and comprehensive loss for the six months ended June 30, 2026 was $1,761,001, as compared to net loss and comprehensive loss of $2,667,423 for the six months ended June 30, 2025, a favorable change of $906,422. The change to a net loss position was primarily due to the $3,576,014 favorable change in operating results, partially offset by the $2,913,709 unfavorable swing in the change in fair value of derivative liabilities.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Cash flow from operating activities

Cash used in operating activities for the six months ended June 30, 2026 was $3,670,082, as compared to cash used in operating activities of $2,033,388 for the six months ended June 30, 2025, an unfavorable change of $1,636,694. The unfavorable change in cash used in operating activities was primarily driven by the timing of working capital items including an increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by an improvement in operating results.

Cash flow from investing activities

Cash used in investing activities for the six months ended June 30, 2026 was $1,438,751, as compared to cash used in investing activities of $384,258 for the six months ended June 30, 2025, an unfavorable change of $1,054,493. The change reflects increased capital expenditures to support ongoing operations and planned facility improvements, offset by proceeds from the sale of cryptocurrency.

Cash flow from financing activities

Cash provided by financing activities for the six months ended June 30, 2026 was $7,869,073, as compared to cash provided by financing activities of $573,901 for the six months ended June 30, 2025, a favorable change of $7,295,172. The favorable change was primarily due to approximately $9 million of gross proceeds from the issuance of preferred and common shares in March and May 2026, partially offset by net repayments on notes payable, repayment of related party contingent consideration, and related party notes payable.

Summary of Quarterly Results

	Revenues	Net Income (Loss) and Comprehensive Income (Loss) Attributable to Shareholders
June 30, 2026	$7,274,908	$(1,334,748)
March 31, 2026	$9,377,002	$(426,253)
December 31, 2025	$8,318,373	$(11,158,097)
September 30, 2025	$8,379,306	$(3,803,812)
June 30, 2025	$8,691,656	$(2,933,199)
March 31, 2025	$9,398,261	$265,776
December 31, 2024	$5,901,489	$(7,182,195)
September 30, 2024	$6,763,391	$(9,185,633)
June 30, 2024	$7,916,653	$(5,539,472)
March 31, 2024	$7,913,914	$(2,714,215)

The Company’s focus on the wholesale concentrate market has led to an increase in quarterly revenue and margins through 2025 and into Q1 2026. While margins remained improved in Q2 2026, revenue declined from $8.7 million in Q2 2025 to $7.3 million in Q2 2026. The fluctuation in quarterly net income (loss) is primarily attributable to non-cash items, particularly changes in the fair value of derivative liabilities and losses on extinguishment of debt. The net loss of $2.9 million in Q2 2025 was driven primarily by smaller margins in Q2 2025 of $1.4 million versus $2.4 million in Q2 2026, offset by operating expenses of $3.9 million and income tax expense of $0.6 million in Q2 2025.

Related Party Balances

Key management personnel are persons responsible for planning, directing, and controlling activities of an entity, and include executive and non-executive persons. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $1,350,000 and $912,000, respectively, in compensation and stock-based compensation provided to key management.

For further information regarding related party transactions, see Note 18 – Related Party Transactions of the condensed consolidated financial statements.

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

Liquidity and Capital Resources

Historically, the Company’s primary source of liquidity has been its operations, capital contributions made by equity investors, and debt issuances. The Company is currently meeting its operational obligations as they become due from its current working capital and from operations. However, the Company has sustained losses since inception and may require additional capital in the future. Such uncertainties related to events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these conditions include the equity financings described in Note 19 and Note 24, which raised aggregate gross proceeds of approximately $14.2 million through July 2026, the continued benefit of vertically integrated biomass supply from Salisbury Canyon Ranch on the Company’s gross margins, and continued discipline over operating costs.

As of June 30, 2026, the Company had a net working capital surplus of $8,675,729 and a cash balance of $4,950,962. This is a significant improvement from December 31, 2025, when the Company had a working capital deficit and cash of $2,190,722. The increase in working capital and cash during the six months ended June 30, 2026 primarily reflects approximately $9 million in equity raised in March and May 2026.

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

While management plans to remedy our cash position by reducing operational expenses and securing additional equity financing, there can be no assurance or guarantee that these strategies will be successfully achieved or sufficient to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, or any obligations that trigger financing, liquidity, market, or credit risk to the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2026. Accordingly, as of June 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures included deficiencies in certain areas as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that, as of June 30, 2026, there were deficiencies in our internal control over financial reporting. This is attributable to a significant deficiency resulting from the size of the Company and its limited personnel, which constrains our ability to implement full segregation of duties across financial reporting functions. The Company is actively monitoring this condition and will implement additional controls and oversight procedures as resources permit.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of June 30, 2026, there are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

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

Recent Sales of Unregistered Securities.

On April 14, 2026, the Company issued 13,688,001 common shares with an issuance date fair value of $2,412,592 in connection with the Himalaya acquisition. In connection with the Himalaya acquisition, a total of 547,520 warrants to purchase the Company’s common stock were issued. The warrants are exercisable at a price of CAD$0.25 per share (USD $0.18) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $56,612 related to the issuance of these warrants during the six months ended June 30, 2026.

On April 21, 2026, the Company issued 705,373 common shares with an issuance date fair value of $108,495 in exchange for services.

On May 15, 2026, restricted stock units to purchase 206,467 common shares were exercised.

On May 18, 2026, the Company issued 357,553 Series A-1 preferred shares to an investor for cash consideration of $100,000 and 24,994,642 common shares for cash consideration of $4,415,000. In connection with the equity issuance, a total of 24,994,642 warrants to purchase the Company’s common stock were issued. The warrants are exercisable at a price of CAD$0.30 (USD $0.22) for a period of 24 months from the date of issuance. The Company recorded a derivative liability of $2,528,796 related to the issuance of these warrants during the six months ended June 30, 2026.

On June 20, 2026, the Company issued 120,244 Series A-1 preferred shares in connection with quarterly preferred stock dividends.

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

Issuer Purchases of Equity Securities

Neither the Company nor any affiliated purchaser of the Company purchased any of the Company’s registered equity securities during the quarter ended June 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements

During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Registrant. (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on March 26, 2026).

3.2*	Bylaws of the Registrant. (included in Exhibit 3.1 hereto).

10.1	Form of Subscription Agreement used in connection with the March 2026 private placement (filed herewith).

10.2*	Agreement and Plan of Merger dated April 14, 2026 by and among Leef Brands, Inc., LEEF Merger Sub Inc., Standard Holdings, Inc. and Robert J. Mendola, Jr. (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 20, 2026).

10.3	Form of Subscription Agreement for Series A-2 Preferred Shares and Exchange Agreement (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 3, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed,

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	Leef Brands, Inc.

	By:	/s/ Micah Anderson
Micah Anderson,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin J. Wilson
Kevin J. Wilson, CPA,
Chief Financial Officer
(Principal Financial and Accounting Officer)

